Form 10QSB
COMPLINK LTD
filed 1996-05-20
CIK 888028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES  EXCHANGE ACT OF 1934

             For the quarterly period ended           March 31, 1996

       (  )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT

             For the transition period from

             Commission file number    1-11784

                                 COMPLINK, LTD.
        (Exact name of small business issuer as specified in its charter)

          NEW YORK                                          11-2824578
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                 175 Community Drive, Great Neck, New York 11021
                    (Address of Principal executive officers)

                                 (516) 829-1883
                           (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . X . . No . . . .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 1996, there were 3,197,608 shares of common stock outstanding.

                         COMPLINK, LTD. AND SUBSIDIARIES

                              Financial Statements
                                   Form 10-QSB

                                 March 31, 1996



                                      (1)

                         COMPLINK, LTD. AND SUBSIDIARIES



Part I     Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets - March 31, 1996 and
                  December 31, 1995                                        3

           Consolidated Statement of Operations - Three Months ended
                  March 31, 1996 and March 31, 1995                        4

           Consolidated Statement of Cash Flows - Three Months ended
                   March 31, 1996                                          5

           Notes to Consolidated Financial Statements                      6

Item 2.    Management's Discussion and Analysis of Financial Conditions
                 and Results of Operations                                 8


Part II    Other Information

           Item 1-6 Other Information                                     11

           Signatures                                                     12



                                      (2)

                         COMPLINK, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       1996                1995
                                                                                       ----                ----
                                   ASSETS
                                   ------
Current assets:
     Cash and cash equivalents                                                $        1,426,087          1,270,573
     Accounts receivable, less allowance for doubtful accounts
         of $46,000  and $85,000                                                         278,349            492,032
     Note receivable                                                                     112,121            145,071
     Amounts advanced in contemplation of merger                                         250,000            250,000
     Prepaid expenses and other current assets                                            42,982             69,556
                                                                                  ---------------     --------------
                       Total current assets                                            2,109,539          2,227,232

Furniture, fixtures and equipment, net                                                   353,637            348,676
Loans receivable from officers                                                            18,850             18,850
Other assets                                                                              46,770             46,770
Excess cost over net assets acquired, net of accumulated
     amortization of $246,728 and $220,757                                               272,721            298,692
                                                                                  ---------------     --------------

                       Total assets                                           $        2,801,517          2,940,220
                                                                                  ===============     ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                               714,579            414,526
     Deferred revenue                                                                     35,400             68,042
     Obligations under capital leases                                                     20,099             31,738
                                                                                  ---------------     --------------

                       Total current liabilities                                         770,078            514,306
                                                                                  ---------------     --------------


Stockholders' equity:
     Preferred stock, par value $.01 per share;  2,000,000 shares
         authorized;  none issued                                                              -                  -
     Common stock, par value $.01 per share;  10,000,000 shares
         authorized;  3,197,608 shares issued and outstanding                             31,976             31,976
     Additional paid-in capital                                                       11,854,549         11,854,549
     Accumulated deficit                                                              (9,855,086)        (9,460,611)
                                                                                  ---------------     --------------

                       Total stockholders' equity                                      2,031,439          2,425,914
                                                                                  ---------------     --------------

                       Total liabilities and stockholders' equity             $        2,801,517          2,940,220
                                                                                  ===============     ==============


                                      (3)

                         COMPLINK, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)



                                                                  THREE MONTHS ENDED
                                                                  ------------------
                                                         MARCH 31, 1996         MARCH 31, 1995
                                                         --------------         --------------

Revenues                                        $              655,378                55,042

Cost of sales                                                   12,457                30,843
                                                        ---------------        --------------

Gross profit                                                   642,921                24,199
                                                        ---------------        --------------

Expenses:
     Research and development                                   30,343               197,357
     Selling and marketing                                     150,356               205,920
     General and administrative                                867,202               462,539
                                                        ---------------        --------------
                                                             1,047,901               865,816
                                                        ---------------        --------------

Operating loss                                                (404,980)             (841,617)
                                                        ---------------        --------------

Other income (expense):
     Interest income                                            10,505                68,272
     Interest expense                                                -                (2,608)
     Other                                                           -                (4,891)
                                                        ---------------        --------------

Loss before income taxes                                      (394,475)             (780,844)
                                                        ---------------        --------------

Provision for income taxes                                           -                      -
                                                        ---------------        --------------

Net loss                                        $             (394,475)             (780,844)
                                                        ===============        ==============

Net loss per share                              $                (0.12)                (0.24)
                                                        ===============        ==============

Weighted average number of common
     shares outstanding                                      3,197,608             3,197,608
                                                        ===============        ==============

See accompanying notes to consolidated financial statements.

                                      (4)

                         COMPLINK, LTD. AND SUBSIDIARIES
                       Consolidated Statement of Cash Flow
                                   (unaudited)

                                                                          THREE MONTHS ENDED
                                                                            MARCH 31, 1996
                                                                            --------------
Operating activities:
        Net loss                                                       $               (394,475)
        Adjustments to reconcile net loss to net cash used in
            operating activities:
                Depreciation and amortization                                            34,916
                Provision for doubtful accounts                                         (26,750)
                Change in assets and liabilities:
                    Accounts receivable                                                 240,433
                    Prepaid expenses and other current assets                            26,574
                    Accounts payable and accrued expenses                               300,053
                    Deferred revenue                                                    (32,642)
                                                                              ------------------

                        Net cash generated in operating activities                      148,109
                                                                              ------------------

Investing activities:
        Purchases of fixed assets                                                       (13,906)
        Payments on note receivable                                                      32,950
                                                                              ------------------

                        Net cash provided in investing activities                        19,044
                                                                              ------------------

Financing activities:
        Principal payments on capital lease obligations                                 (11,639)
                                                                              ------------------

                        Net cash used in financing activities                           (11,639)
                                                                              ------------------

                        Increase in cash and cash equivalents                           155,514

Cash and cash equivalents at beginning of year                                        1,270,573
                                                                              ------------------

Cash and cash equivalents at end of period                             $              1,426,087
                                                                              ==================

SUPPLEMENTAL INFORMATION
------------------------

Cash paid during the period for interest                               $                       -
                                                                              ==================

See accompanying notes to consolidated financial statements.

                                      (5)

                         COMPLINK, LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1996


(1)   BUSINESS AND BASIS OF PRESENTATION

      BUSINESS

      CompLink, Ltd. (the Company) was incorporated in August 1986 to engage in the design, development and sale of computer software products primarily for communications and database environments.

      BASIS OF PRESENTATION

      The Company filed a Form 8-K on January 11, 1996 changing its fiscal year end to December 31, effective December 31, 1995. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information  and  footnotes  required  by  generally  accepted  accounting principles for complete financial statements.. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year 1996.

(2)   NOTE RECEIVABLE

      The Company advanced $300,000 to a potential merger candidate for that company's expenses in conjunction with a proposed merger which was terminated on January 20, 1995. Approximately $50,000 was non-refundable and expensed as of July 31, 1995. In accordance with the letter of intent, the loan is being repaid in 24 equal monthly principal installments plus interest at 5.42% through January 3, 1997. The outstanding balance of the advance is $112,121 at March 31, 1996.

(3)   PENDING MERGER

      On November 20, 1995, the Company entered into an agreement and plan of reorganization and merger to acquire two companies, The Netplex Group, Inc. (Netplex) and America's Work Exchange, Inc. (AWE) which is expected to close in May 1996, subject to shareholder approval for each company and certain other conditions. The Company will issue 3,250,000 shares of its common stock, or


                                      (6)

      50.4% of the combined company's outstanding shares, in the transaction. The agreement also provides for CompLink to assume 1,691,000 outstanding common stock options of the acquirees.

      Netplex is a computer network systems integrator and AWE provides contract computer professionals to businesses and organizations in need of project specific staffing and provides business services and other benefits to contract computer professionals. The merger will be accounted for under the purchase method of accounting as a reverse merger since the shareholders of the acquirees, which have common control, are receiving the larger percentage of the voting rights in the combined entity. Effective with the signing of the merger agreement, the CEO of Netplex and AWE commenced functioning as CEO of CompLink pursuant to a consulting agreement. In November 1995 CompLink advanced $250,000 to Netplex in contemplation of the merger. This advance is repayable on demand with interest to be specified if the merger is not effected. Additionally CompLink changed its fiscal year end to December 31 effective December 31, 1995 to coincide with Netplex and AWE.

(4)   SALE OF PRODUCT LINE

      In March 1996, the Company sold its NetSwitch product line for $500,000, which is included in revenues for the three months ended March 31, 1996. Pursuant to the agreement, the Company will also receive royalties and license fees for three years from the closing date for future sales relating to this product line.



                                      (7)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company was incorporated in August 1986 and since that time has concentrated its efforts on the development of software applications for data communications. The Company derives and expects to continue to derive its revenues principally from software product sales, maintenance, consulting services and royalties.

The Company has generated an accumulated deficit of $9,855,086 through March 31, 1996, due to its significant research and development expenses and insufficient revenues in relation to operating expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

Revenues for the three months ended March 31, 1996 were $655,378 compared to $55,042 for the same period the prior year, the increase was due to the sale of the NetSwitch product line of $500,000 and the Company's Technology Development Systems, Inc. (TDS) subsidiary, which was acquired in December 1993, continues to experience increased WorldLink product sales and service revenues. Gross profit margins increased to 98.1% for the quarter ended March 31, 1996 compared to 65.5% for the five months ended December 31, 1995. The increase was primarily attributable to the one time sale of the NetSwitch product line and related royalties. Operating expenses were $1,047,901 for the quarter ended March 31, 1996. Included in operating expenses for the quarter is approximately $27,000 as a provision for doubtful accounts, $325,000 in additional professional fees related to contemplated acquisitions of The Netplex Group, Inc. (Netplex) and America's Work Exchange, Inc. (AWE), comprised of legal, accounting and investment banking costs, and approximately $64,000 in advertising/tradeshow costs associated with the WorldLink Desk product roll-out. Interest income totaled $10,505 for the three months ended March 31, 1996 which continues to decline due to lower average levels of cash on hand as operating losses are funded. Due to various non-recurring 1996 operating expenses partially offset by increasing revenues and the non recurring sale of the NetSwitch product line the net loss for the quarter ended March 31, 1996 totaled $394,475. No provision for income taxes was required during the current period due to the Company's incurrence of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company had 1,339,461 in working capital as of March 31, 1996, compared with working capital of 1,712,926 as of December 31, 1995 and 3,777,108 as of March 31,


                                      (8)

1995. This decrease in working capital was primarily due to the funding of operating losses.

On November 20, 1995, the Company entered into an agreement and plan of reorganization and merger to acquire two companies, Netplex and AWE which is expected to close in May 1996, subject to shareholder approval for each company and certain other conditions. The Company will issue 3,250,000 shares of its common stock, or 50.4% of the combined company's outstanding shares, in the transaction. The agreement also provides for CompLink to assume 1,691,000 outstanding common stock options of the acquirees.

Netplex is a computer network systems integrator and AWE provides contract computer professionals to businesses and organizations in need of project specific staffing and provides business services and other benefits to contract computer professionals. The merger will be accounted for under the purchase method of accounting as a reverse merger since the shareholders of the acquirees, which have common control, are receiving the larger percentage of the voting rights in the combined entity. Effective with the signing of the merger agreement, the CEO of Netplex and AWE commenced functioning as CEO of CompLink pursuant to a consulting agreement. In November 1995 CompLink advanced $250,000 to Netplex in contemplation of the merger. This advance is repayable on demand with interest to be specified if the merger is not effected by March 31, 1996. Additionally, CompLink changed its fiscal year end to December 31 effective December 31, 1995 to coincide with Netplex and AWE.

Capital expenditures during the three months ended March 31, 1996 were approximately $10,000. The Company does not have any material commitments for capital expenditures.

In August 1994, the Company entered into a letter of intent for a merger with Network Resources Corporation (NRC), which designs, manufactures and markets networking hardware and software. The merger was terminated on January 20, 1995. Through December 31, 1995, the Company utilized $300,000 of cash in the proposed merger, of which $50,000 was non-refundable and $250,000 was advanced to NRC as a loan for their expenses associated with the proposed merger. The outstanding balance of the advance at March 31, 1996 was $145,071.

In March 1996, the Company sold its NetSwitch product line for $500,000, which is included in revenues for the three months ended March 31, 1996. Pursuant to the agreement, the Company will also receive royalties and license fees for three years from the closing date for future sales relating to this product line.

The Company anticipates that the cash on hand will be adequate to meet the Company's expected cash requirements for at least the next 12 months. There can be no assurance, however, that the Company's cash requirements during this period will not exceed the total cash on hand. The Company has no current arrangement with respect to additional


                                      (9)
financing and there are no assurances that additional financing will be available to the Company.

INFLATION

The Company does not expect inflation to have a significant adverse impact on its operations.










                                      (10)

                           PART II - OTHER INFORMATION



Item 1.      Legal Proceedings

             Nothing to Report

Item 2.      Changes in Securities

             Nothing to Report

Item 3.      Defaults Upon Senior Securities

             Nothing to Report

Item 4.      Submission of Matters to a Vote of Security Holders

             Nothing to Report

Item 5.      Other Information

             Nothing to Report

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  27 - Financial Data Schedule

             (b)  Reports on Form 8-K:    None


                                      (11)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CompLink, Ltd.



Date: May 20, 1996                          By:/s/ Neil Luden
                                               --------------------------------
                                            Neil Luden, President
                                            (Principal Executive Officer) and
                                            Director




Date: May 20, 1996                          By:/s/ Neil Luden
                                               --------------------------------
                                            Neil Luden, President
                                            (Principal Accounting Officer) and
                                            Director (Principal Financial
                                            Officer)




                                      (12)