Form 10QSB
period 1996-06-30
NETPLEX GROUP INC
filed 1996-08-09
CIK 888028

THE NETPLEX GROUP, INC. AND SUBSIDIARIES

                              Financial Statements
                                   Form 10-QSB

                                  June 30, 1996

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

     |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ____________________________

                         Commission file number 1-11784

                 The Netplex Group, Inc. (f/k/a CompLink, Ltd.)
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NEW YORK                                         11-2824578
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

            8260 Greensboro Drive, 5th Floor, McLean, Virginia 22102
        -----------------------------------------------------------------
                    (Address of Principal executive officers)

                                 (703) 356-1717
        -----------------------------------------------------------------
                           (Issuer's telephone number)

                 175 Community Drive, Great Neck, New York 11021
        -----------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X|   No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 1996, there were 6,447,608 shares of common stock outstanding.


                                      (1)

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1996 and
           December 31, 1995 ...............................................   3

         Consolidated Statements of Operations - Six and Three
           Months ended June 30, 1996 and June 30, 1995 ....................   4

         Consolidated Statement of Cash Flows - Six Months ended
           June 30, 1996 and June 30, 1995 .................................   5

         Notes to Consolidated Financial Statements ........................   6

Item 2.  Management's Discussion and Analysis of Financial Conditions and
           Results of Operations ...........................................   9

Part II  Other Information

         Item 1-6 Other Information ........................................  12

         Signatures ........................................................  13


                                      (2)

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1996 and December 31, 1995

                                                        June 30,    December 31,
                                                          1996          1995
                                                          ----          ----
                   Assets                                     (unaudited)
Current assets:
  Cash and cash equivalents                           $ 2,108,673       840,711
  Accounts receivable, less allowance for
    doubtful accounts of $118,000  and $46,000          3,191,704     3,326,171
  Note receivable                                          79,492          --
  Prepaid expenses and other current assets               198,038       105,244
                                                      -----------   -----------
            Total current assets                        5,577,907     4,272,126

Furniture, fixtures and equipment, net                    591,998       206,405
Loans receivable from officers                             28,850          --
Other assets                                              163,001        22,334
Excess cost over fair value of net assets
  acquired, net                                           386,510       399,838
                                                      -----------   -----------
            Total assets                              $ 6,748,266     4,900,703
                                                      ===========   ===========

            Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                 4,238,038     3,533,107
  Deferred revenue                                        131,439       399,437
  Notes payable                                           400,000       100,000
  Deferred income taxes                                    34,000        34,000
  Loan payable                                             59,870        59,870
  Due to affiliates                                          --         250,000
  Obligations under capital leases                         29,076          --
                                                      -----------   -----------
            Total current liabilities                   4,892,423     4,376,414
                                                      -----------   -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share;
    2,000,000 shares authorized;  none issued                --            --
  Common stock, par value $.01 per share;
    20,000,000 shares authorized; 6,447,608 and
    3,197,608 shares issued and outstanding                64,476        31,976
  Additional paid-in capital                            2,726,030       579,124
  Accumulated deficit                                    (934,663)      (86,811)
                                                      -----------   -----------
            Total stockholders' equity                  1,855,843       524,289
                                                      -----------   -----------
            Total liabilities and stockholders'
              equity                                  $ 6,748,266     4,900,703
                                                      ===========   ===========


See accompanying notes to consolidated financial statements.


                                      (3)

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (unaudited)

                                        Three Months Ended             Six Months Ended
                                             June 30,                        June 30,
                                    --------------------------    --------------------------
                                        1996            1995           1996           1995
                                        ----            ----           ----           ----
Revenues                            $ 7,610,475      2,185,584     15,786,296      3,807,633

Cost of sales                         6,428,210      1,473,675     13,559,945      2,463,697
                                    -----------    -----------    -----------    -----------
Gross profit                          1,182,265        711,909      2,226,351      1,343,936
                                    -----------    -----------    -----------    -----------

Operating expenses:
  Research and development               69,167           --           69,167           --
  Selling and marketing                 244,986        125,135        457,269        236,147
  General and administrative          1,456,623        549,669      2,545,020      1,039,755
                                    -----------    -----------    -----------    -----------
                                      1,770,776        674,804      3,071,456      1,275,902
                                    -----------    -----------    -----------    -----------
Operating income(loss)                 (588,511)        37,105       (845,105)        68,034
                                    -----------    -----------    -----------    -----------
Other income (expense):
  Interest income                         2,301           --            2,301           --
  Interest expense                       (8,515)        (1,802)        (5,048)        (3,604)
  Other                                   2,511           --             --             --
                                    -----------    -----------    -----------    -----------
Income(loss) before income taxes       (592,214)        35,303       (847,852)        64,430
                                    -----------    -----------    -----------    -----------
Provision for income taxes                 --             --             --             --
                                    -----------    -----------    -----------    -----------

Net income(loss)                    $  (592,214)        35,303       (847,852)        64,430
                                    ===========    ===========    ===========    ===========
Net income(loss) per share          $     (0.15)          0.01          (0.23)          0.02
                                    ===========    ===========    ===========    ===========
Weighted average number of common
  shares outstanding                  4,019,037      3,197,608      3,608,322      3,197,608
                                    ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.


                                      (4)

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                       Consolidated Statement of Cash Flow
                                   (unaudited)

                                                                 Six Months Ended
                                                                   June 30, 1996
                                                            ---------------------------
                                                                1996            1995
                                                                ----            ----
Operating activities:
  Net loss                                                  $  (847,852)        64,430
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                           105,479         21,769
        Provision for doubtful accounts                          15,600         11,793
        Change in assets and liabilities:
          Accounts receivable                                   348,879       (682,733)
          Prepaid expenses and other current assets             656,036       (110,313)
          Accounts payable and accrued expenses                (436,359)       673,708
          Deferred revenue                                     (405,067)       (74,872)
                                                            -----------    -----------
            Net cash used in operating activities              (563,284)       (96,218)
                                                            -----------    -----------
Investing activities:
  Purchases of fixed assets                                    (116,748)       (14,874)
  Notes receivable from officers                                (10,000)             0
  Payments on note receivable                                    65,579              0
  Cash acquired in CompLink acquisition                       1,595,077              0
                                                            -----------    -----------
            Net cash provided (used) by
               investing activities                           1,533,908        (14,874)
                                                            -----------    -----------
Financing activities:
  Proceeds from borrowings under line of credit                 300,000        200,000
  Principal payments on capital lease obligations                (2,662)             0
                                                            -----------    -----------
            Net cash provided by financing activities           297,338        200,000
                                                            -----------    -----------
            Increase in cash and cash equivalents             1,267,962         88,908

Cash and cash equivalents at beginning of year                  840,711        133,523
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 2,108,673        222,431
                                                            ===========    ===========
Supplemental information

Cash paid during the period for interest                    $     5,048             25
                                                            ===========    ===========
Cash paid during the period for income taxes                $       692           --
                                                            ===========    ===========


See accompanying notes to consolidated financial statements.


                                      (5)

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1996

(1)  Business and Basis of Presentation

     Business

     The Netplex Group, Inc. (the Company) was incorporated in 1986 to provide computer consulting services. The Company designs, develops and integrates network based information systems.

     Basis of Presentation

     The Company filed a Form 8-K on June 7, 1996 reporting the described in footnote 2 below. The Company recorded the merger under the purchase method of accounting as a reverse merger. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 and the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996.

(2)  Merger

     On June 7, 1996 the Company (formerly known as CompLink, Ltd.) acquired and merged with The Netplex Group, Inc. and America's Work Exchange, Inc. (combined referred to as Netplex) by issuing 3,250,000 shares of Common Stock, or 50.4% of the Company's outstanding stock after giving effect to the mergers. The agreement also provided for CompLink to assume 1,691,000 outstanding common stock options of the acquirees. Netplex is comprised of two divisions: a computer systems integrator division and another division that provides contract computer professionals to businesses and organizations in need of project specific staffing and provides business services and other benefits to contract computer professionals. The mergers have been accounted for under the purchase method of accounting as a reverse merger, since the shareholders of the acquirees, which have common control, received the larger percentage of the voting rights of the combined entity. The mergers resulted in a recapitalization of the accounting


                                      (6)
     acquirors so that the resulting capitalization after the mergers will be that of CompLink, Ltd.'s giving effect to the new share issuance and the elimination of CompLink, Ltd.'s accumulated deficit. The acquisition of the assets and liabilities of CompLink, Ltd. have been accounted for at book value, which approximates fair value. The statements of operations for the six and three months ended June 30, 1996 reflect those of Netplex and those of CompLink commencing June 1, 1996. Prior periods statements of operations reflect only the results of Netplex. Coincident with the mergers, the Company's name was changed from CompLink, Ltd. to The Netplex Group, Inc. and The Netplex Group, Inc. changed its name to The Netplex Systems Integration Group, Inc. ("Netplex Virginia").

     The following unaudited pro forma results of operations present, on the purchase basis of accounting, the consolidated results of operations of the Company for the six months ended June 30, 1996 and for the year ended December 31, 1995 as if the mergers had taken place on January 1, 1995 and reflect the historical results of operations of the purchased businesses adjusted for goodwill amortization and increased common shares outstanding from the mergers.

                                                       Unaudited
                                                       ---------
                                          Six Months
                                             Ended                  Year Ended
                                           June 30,                December 31,
                                             1996                     1995
                                        -------------             --------------
                                        (In thousands except for per share data)

     Total revenues                     $     16,603              $     27,318

     Net loss                           $     (2,175)             $     (3,407)

     Net loss per share                 $      (0.34)             $      (0.52)
                                        ============              ============
     Weighted average common
       shares outstanding                      6,448                     6,496
                                        ============              ============

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period, or the results which may occur in the future.


                                      (7)

(3)  Private Placement

     In June 1996, the Company entered into a letter of intent whereby it engaged two placement agents to raise up to $3,000,000 through the sale of convertible preferred stock and warrants.

     There is no assurance, however, that the Company will be able to sell any securities through the above mentioned Private Placement and therefore the Company may not raise any additional capital through such efforts or otherwise.


                                      (8)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Netplex Group, Inc. (the "Company" or "Netplex"), headquartered in McLean, Virginia, is an information technology solutions provider.

Netplex's core business is based on offering a range of professional technical services to large organizations who require assistance integrating information technology into their operations. The Company employs approximately 280 full-time technical employees and has access to a database of several thousand technical consultants who may be contracted for hire on an as-needed basis. The Company's services focus on the design, implementation, and management of large network-based systems. Occasionally, Netplex must resell technology products in order to deliver customers fully integrated system-solutions. Netplex has several Specialized Practice Groups focused on certain industries and advanced technologies. Currently, Netplex has Specialized Practice Groups for Network and Systems Management, Help Desk Automation, Disaster Recovery Planning, Information Systems Security, Intranet Deployment, Wireless Data Communications, Field Force Automation, and Law Firm Office Automation.

In addition to providing information technology services, Netplex's wholly owned subsidiary, Technology Development Systems, Inc. ("TDS"), develops and markets an award-winning communications software product under the trademarked name of WorldLink. WorldLink is a message-oriented middleware product suited for integrating a remote workforce (eg. salesforce), electronic supply chain integration (eg. Manufacturer to distributor data interchange), and remote on-line transaction processing (either over the World Wide Web or by direct dial-up). WorldLink is a single-point communications solution facilitating unattended access to most computing platforms.

Netplex has offices in the New York City, Central New Jersey, Chicago, and Washington, D.C. metropolitan markets.

As described in Note 2 to Notes to Consolidated Financial Statements for the six months ended June 30, 1996, the unaudited pro forma results of operations are presented as if the mergers occurred on January 1, 1995.

Merger

On June 7, 1996 the Company (formerly known as CompLink, Ltd.) acquired and merged with The Netplex Group, Inc. and America's Work Exchange, Inc. (combined referred to as Netplex) by issuing 3,250,000 shares of Common Stock, or 50.4% of the Company's outstanding stock after giving effect to the mergers. The agreement also provided for CompLink to assume 1,691,000 outstanding common stock options of the acquirees. Netplex is comprised of two divisions: a computer systems integrator division and another division that


                                      (9)
provides contract computer professionals to businesses and organizations in need of project specific staffing and provides business services and other benefits to contract computer professionals. The mergers have been accounted for under the purchase method of accounting as a reverse merger, since the shareholders of the acquirees, which have common control, received the larger percentage of the voting rights of the combined entity. The mergers resulted in a recapitalization of the accounting acquirors so that the resulting capitalization after the mergers will be that of CompLink, Ltd.'s giving effect to the new share issuance and the elimination of CompLink, Ltd.'s accumulated deficit. The acquisition of the assets and liabilities of CompLink, Ltd. have been accounted for at book value, which approximates fair value. The statements of operations for the six and three months ended June 30, 1996 reflect those of Netplex and those of CompLink commencing June 1, 1996. Prior periods statements of operations reflect only the results of Netplex. Coincident with the mergers the Company's name was changed from CompLink, Ltd. to The Netplex Group, Inc.

Results of Operations

Three Months Ended June 30, 1996 and June 30, 1995

Revenues for the three months ended June 30, 1996 were $7,610,475 compared to $2,185,584 for the same period in 1995, an increase of $5,424,891. The increase was primarily due to the additional consulting revenue added to the Company's systems integration and software revenue as a result of a merger between America's Work Exchange, Inc. (AWE) and another entity. Gross profit margins decreased to 15.5% for the quarter ended June 30, 1996 compared to 32.6% for the same period in 1995. The decrease was due to the increased consulting revenues which produce gross profit margins lower than systems integration and software revenue. Gross profit dollars increased to $1,182,265 for the quarter ended June 30, 1996 compared to $711,909 for the same period in the prior year, an increase of $470,356. This increase was a result of the additional consulting revenue, improved profit margins on the systems integration revenue, and increased revenues of the WorldLink software product. General and administrative expenses increased from $549, 669 for the quarter ended June 30, 1995 to $1,456,623 for the quarter ended June 30, 1996 due to the inclusion of such expenses from the entities that merged with Netplex. Operating losses were $588,511 for the quarter ended June 30, 1996, compared to an operating profit of $37,105 for the same period in the prior year, a decrease of $625,616. This decrease was primarily due to the operating expenses related to the development and marketing of the WorldLink software product and the expansion of the Company's consulting business. No provision for income taxes was required during the current period due to the Company's incurrence of net operating loss carryforwards.

Six Months Ended June 30, 1996 and June 30, 1995

Revenues for the six months ended June 30, 1996 were $15,786,296 compared to $3,807,633 for the same period in 1996, an increase of $11,978,663. The increase was primarily due to the additional consulting revenue added to the Company's systems integration and software revenue as a result of the merger involving AWE. Gross profit margins decreased to 14.1% for the six months ended June 30, 1996 compared to 35.3%


                                      (10)
for the same period in 1995. The decrease was due to the increased consulting revenues which produce gross profit margins lower than systems integration and software revenue. Gross profit dollars increased to $2,226,351 for the six months ended June 30, 1996 compared to $1,343,936 for the same period the prior year, an increase of $882,415. This increase was a result of the additional consulting revenue, improved profit margins on the systems integration revenue, and increased revenues of the WorldLink software product. General and administrative expenses increased from $1,039,755 for the six months ended June 30, 1995 to $2,545,020 for the six months ended June 30, 1996 due to the inclusion of such expenses from the entity that merged with Netplex. Operating losses were $845,105 for the six months ended June 30, 1996, compared to an operating profit of $68,034 for the same period in the prior year, a decrease of $913,139. The decrease was primarily due to the operating expenses related to the development and marketing of the WorldLink software product and the expansion of the Company's consulting business. No provision for income taxes was required during the current period due to the Company's incurrence of net operating loss carryforwards.

Liquidity and Capital Resources

The Company had $685,484 in working capital as of June 30, 1996, compared with a working capital deficit of $104,288 as of December 31, 1995, an increase of $789,772. The increase in working capital was primarily due to the combining of the additional working capital of CompLink, Ltd. as a result of the merger.

As of June 30, 1996, Netplex had a $500,000 bank line of credit. In August 1996 the credit line was increased to the lesser of $750,000 or 75% of eligible accounts receivable. This loan is personally guaranteed by the Chief Executive Officer until such time that the Company meets certain working capital requirements. Interest is payable on the outstanding loan balance at the bank's prime interest rate plus 1%.

Capital expenditures for the quarter ended June 30, 1996 were approximately $116,000. Capital expenditures for the balance of 1996 are anticipated to be $150,000.

The Company anticipates that the cash on hand will not be adequate to meet the Company's expected cash requirements for the next 12 months. Accordingly, the Company has entered into a letter of intent with respect to a Private Placement offering to sell Preferred Stock to raise additional cash. There is no assurance that such private placement will be consumated or that additional equity or debt financing will be available to the Company. (See "Note 3 - Private Placement").

Forward-Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, future financings and expenses, as well as general market conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Inflation

Inflation has not had and the Company does not expect inflation to have a significant adverse impact on its operations.


                                      (11)

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Nothing to Report

Item 2.   Changes in Securities

          Nothing to Report

Item 3.   Defaults Upon Senior Securities

          Nothing to Report

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 24, 1996, the shareholders of the Company approved an Agreement and Plan of Reorganization and Merger by and among the Company, Netplex Virginia and AWE. 2,264,557 shares voted in favor; 7,700 shares voted against; and 1,200 shares abstained. The shareholders also approved an amendment to the Company's 1992 Incentive and Non-Qualified Stock Option Plan (the "Plan") increasing the number of shares authorized for issuance under the Plan. 2,194,589 shares voted in favor; 77,068 shares voted against; and 1,800 shares abstained. Finally, the shareholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation which increased the Company's authorized capital to 20,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock. 2,512,991 shares voted in favor; 46,100 shares voted against; and 36,435 shares abstained.

Item 5.   Other Information

          Nothing to Report

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:  No exhibits.

          (b) On June 10, 1996, the Registrant filed a Form 8-K under Item 2. Acquisition or Disposition of Assets.


                                      (12)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      The Netplex Group, Inc.



Date: August 8, 1996                  By: /s/ Gene Zaino
                                         ---------------------------------
                                         Gene Zaino, President and CEO
                                         (Principal Executive Officer) and
                                         Chairman of the Board



Date: August 8, 1996                  By: /s/ Kathryn Eggleston
                                         ---------------------------------
                                         Kathryn Eggleston, Corporate Controller
                                         (Principal Accounting Officer)
                                         and Treasurer


                                      (13)