Form 10-Q
period 1996-09-30
NETPLEX GROUP INC
filed 1996-11-19
CIK 888028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        September 30, 1996
                                    --------------------------------------------

(  )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from -------------------------------------------
                    Commission file number    1-11784

                 The Netplex Group, Inc. (f/k/a CompLink, Ltd.)
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NEW YORK                                               11-2824578
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


            8260 Greensboro Drive, 5th Floor, McLean, Virginia 22102
            --------------------------------------------------------
                    (Address of Principal executive officers)

                                 (703) 356-3001
                           ---------------------------
                           (Issuer's telephone number)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . X . . No . . . .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 1996, there were 6,442,903 shares of common stock outstanding and 1,750,000 shares of class A convertible preferred stock outstanding.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES



PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets - September 30, 1996 and
                 December 31, 1995........................................     3

           Consolidated Statements of Operations - Three
                  and Nine Months ended September 30, 1996
                  and September 30, 1995.......................................4

           Consolidated Statements of Cash Flows - Nine Months ended
                   September 30, 1996 and September 30, 1995...................5

           Notes to Consolidated Financial Statements........................6-8

Item 2.    Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations............... 9


PART II    OTHER INFORMATION

           Item 1-6 Other Information.........................................14


SIGNATURES....................................................................15

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995

                                                                                                    September 30,       December 31,
                                                                                                        1996                1995
                                                                                                        ----                ----
                                    ASSETS                                                          (unaudited)
Current assets:
     Cash and cash equivalents                                                                      $ 2,512,008         $   840,711
     Accounts receivable, less allowance for doubtful accounts
     of $141,000  and $46,000                                                                         3,652,745           3,326,171
     Note receivable                                                                                    107,408                --
     Prepaid expenses and other current assets                                                          226,208             105,244
                                                                                                    -----------         -----------

                       Total current assets                                                           6,498,369           4,272,126

Furniture, fixtures and equipment, net                                                                  624,779             206,405
Loans receivable from officers                                                                           28,850                --
Other assets                                                                                            263,831              22,334
Excess cost over fair value of net assets acquired, net                                                 379,845             399,838
                                                                                                    -----------         -----------

                       Total assets                                                                 $ 7,795,674         $ 4,900,703
                                                                                                    ===========         ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                                          $ 3,641,583         $ 3,533,107
     Deferred revenue                                                                                   120,446             399,437
     Notes payable                                                                                         --               100,000
     Deferred income taxes                                                                               34,000              34,000
     Loan payable                                                                                        59,870              59,870
     Due to affiliates                                                                                     --               250,000
     Obligations under capital leases                                                                    27,560                --
                                                                                                    -----------         -----------

                       Total current liabilities                                                      3,883,459           4,376,414
                                                                                                    -----------         -----------


Stockholders' equity:
     Class A convertible preferred stock, par value $.01 per share;                                   2,000,000
         shares authorized;  1,750,000 issued and outstanding                                            17,500                --
     Common stock, par value $.001 per share;  20,000,000 shares authorized;
         6,442,903 and 3,197,608 shares issued and outstanding                                            6,443               3,197
     Additional paid-in capital                                                                       5,758,409             607,903
     Accumulated deficit                                                                             (1,870,137)            (86,811)
                                                                                                    -----------         -----------

                       Total stockholders' equity                                                     3,912,215             524,289
                                                                                                    -----------         -----------

                       Total liabilities and stockholders' equity                                   $ 7,795,674         $ 4,900,703
                                                                                                    ===========         ===========

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (unaudited)

                                                                    Three Months Ended                     Nine Months Ended
                                                                       September 30,                           September 30,
                                                           --------------------------------        --------------------------------

                                                                1996               1995                 1996                1995
                                                                ----               ----                 ----                ----
Revenues                                                   $  9,013,727        $  1,248,177        $ 24,800,023        $  5,055,810

Cost of sales                                                 7,753,830             477,201          21,313,775           2,940,898
                                                           ------------        ------------        ------------        ------------

Gross profit                                                  1,259,897             770,976           3,486,248           2,114,912
                                                           ------------        ------------        ------------        ------------

Operating expenses:
          Research and development                               63,284                --               132,451                --
          Selling and marketing                                 713,951             102,430           1,171,220             338,577
          General and administrative                          1,433,048             589,057           3,983,968           1,625,208
                                                           ------------        ------------        ------------        ------------

                                                              2,210,283             691,487           5,287,639           1,963,785
                                                           ------------        ------------        ------------        ------------

Operating income(loss)                                         (950,386)             79,489          (1,801,391)            151,127
                                                           ------------        ------------        ------------        ------------

Other income (expense):
          Interest income                                        26,359                --                28,660                --
          Interest expense                                       (5,547)             (3,312)            (10,595)             (6,916)
          Other                                                    --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------

Income(loss) before income taxes                               (929,574)             76,177          (1,783,326)            144,211
                                                           ------------        ------------        ------------        ------------

Provision for income taxes                                         --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------

Net income(loss)                                           $   (929,574)       $     76,177        $ (1,783,326)       $    144,211
                                                           ============        ============        ============        ============

Net income(loss) per share                                 $      (0.14)       $       0.02        $      (0.39)       $       0.05
                                                           ============        ============        ============        ============

Weighted average number of common
          shares outstanding                                  6,497,033           3,197,608           4,611,523           3,197,608
                                                           ============        ============        ============        ============

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                                                             Nine Months Ended
                                                                                                                September 30,
                                                                                                      -----------------------------

                                                                                                          1996               1995
                                                                                                          ----               ----

Operating activities:
            Net loss                                                                                  $(1,783,326)      $   144,211
            Adjustments to reconcile net loss to net cash used in
                  operating activities:
                         Depreciation and amortization                                                    232,297            34,244
                         Provision for doubtful accounts                                                   34,100            34,293
                         Change in assets and liabilities:
                                Accounts receivable                                                      (192,075)         (232,326)
                                Prepaid expenses and other assets                                         762,531          (122,077)
                                Accounts payable and accrued expenses                                  (1,393,671)          229,697
                                Deferred revenue                                                         (416,060)         (116,343)
                                                                                                      -----------       -----------

                                      Net cash used in operating activities                            (2,756,204)          (28,301)
                                                                                                      -----------       -----------

Investing activities:
            Purchases of fixed assets                                                                    (136,019)          (45,622)
            Notes receivable from officers                                                                (10,000)             --
            Payments on note receivable                                                                    97,663              --
            Cash acquired in CompLink acquisition                                                       1,595,077              --
                                                                                                      -----------       -----------

                                      Net cash provided (used) by investing activities                  1,546,721           (45,622)
                                                                                                      -----------       -----------

Financing activities:
            Repayment/proceeds from borrowings under line of credit                                      (100,000)          175,000
            Proceeds from private placement                                                             2,984,958              --
            Principal payments on capital lease obligations                                                (4,178)             --
                                                                                                      -----------       -----------

                                      Net cash provided by financing activities                         2,880,780           175,000
                                                                                                      -----------       -----------

                                      Increase in cash and cash equivalents                             1,671,297           101,077

Cash and cash equivalents at beginning of year                                                            840,711           133,523
                                                                                                      -----------       -----------

Cash and cash equivalents at end of period                                                            $ 2,512,008       $   234,600
                                                                                                      ===========       ===========

SUPPLEMENTAL INFORMATION

Cash paid during the period for interest                                                              $     5,048                $-
                                                                                                      ===========       ===========

Cash paid during the period for income taxes                                                          $       692                $-
                                                                                                      ===========       ===========

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1996


    (1)  BUSINESS AND BASIS OF PRESENTATION

         BUSINESS

         The Netplex Group, Inc. (the "Company") was incorporated in 1986 to provide professional technical services specializing in Networked Information Systems. The Company designs, implements, and manages large networked-based systems that deliver breakthrough improvements in operation and service level performance. The depth of the Company's expertise includes Networked Systems Management, Disaster Recovery Planning, Information Security, Help Desk Systems, LAN Integration, Remote and Mobile Workforce Automation, Intranet Deployment, Technical Staffing Services, Information Technology Outsourcing and Law Firm Automation.

         BASIS OF PRESENTATION

         The Company filed a Form 8-K on June 7, 1996 reporting the merger described in footnote 2 below. The Company recorded the merger under the purchase method of accounting as a reverse merger. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 and the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996.

         EARNINGS PER SHARE

         Earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options and warrants, using the treasury stock method.

    (2)  MERGER

         On June 7, 1996 the Company (formerly known as CompLink, Ltd. or "CompLink") acquired and merged with The Netplex Group, Inc. and America's Work Exchange, Inc. (combined referred to as "Netplex") by issuing approximately 3,250,000 shares of common stock, or 50.4% of the Company's outstanding stock after giving effect to the mergers. The agreement also provided for CompLink to assume 1,691,000 outstanding common stock options of the acquirees. Netplex is comprised of two divisions: a computer systems integrator division and another division that provides contract computer professionals to businesses and organizations in need of project specific staffing and provides business services and other benefits to contract computer professionals. The mergers have been accounted for under the purchase method of accounting as a reverse merger, since the shareholders of the acquirees, which have common control, received the larger percentage of the voting rights of the combined entity. The mergers resulted in a recapitalization of the accounting acquirors so that the resulting capitalization after the mergers will be that of CompLink's giving effect to the new share issuance and the elimination of CompLink's accumulated deficit. The acquisition of the assets and liabilities of CompLink have been accounted for at book value, which approximates fair value. The statements of operations for the three and nine months ended September 30, 1996 reflect those of Netplex and those of CompLink commencing June 1, 1996. Prior periods statements of operations reflect only the results of Netplex. Coincident with the mergers, the Company's name was changed from CompLink, Ltd. to The Netplex Group, Inc. and The Netplex Group, Inc. changed its name to The Netplex Systems Integration Group, Inc. ("Netplex Virginia").

         The following unaudited pro forma results of operations present, on the purchase basis of accounting, the consolidated results of operations of the Company for the nine months ended September 30, 1996 and for the year ended December 31, 1995 as if the mergers had taken place on January 1, 1995 and reflect the historical results of operations of the purchased businesses adjusted for goodwill amortization and increased common shares outstanding from the mergers.

                                                       Unaudited
                                                       ---------


                                            Nine Months
                                              Ended               Year Ended
                                           September 39,         December 31,
                                              1996                   1995
                                              ----                   ----

                                        (In thousands except for per share data)

          Total revenues                     $25,616               $27,318

          Net loss                           $(3,104)              $(3,407)

          Net loss per share                 $ (0.48)              $ (0.52)
                                             =======               =======

          Weighted average common
               shares outstanding              6,497                 6,496
                                             =======               =======

         The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period, or the results which may occur in the future.


    (3)  PRIVATE PLACEMENT

         0n September 19, 1996, the Company raised approximately $3,000,000 through the completion of a private placement offering of units of equity securities. Each unit of equity securities consists of one share of $.01 par value class A convertible preferred stock (the "preferred stock") and one common stock warrant to purchase one share of the Company's $0.001 par value common stock at an exercise price of $2.50.

         Each share of preferred stock is convertible into one share of common at any time, at the discretion of the holder. The preferred stock earns cumulative dividends at 10% per annum, payable in either cash or additional shares of preferred stock at the Company's option. Subject to the conversion rights, the Company may redeem the preferred stock at its stated value plus all accrued and unpaid dividends upon: (1) registration of the shares underlying the preferred stock, and (2) 30 days written notice given at any time upon attaining certain per share trading prices and sustaining such prices for a specified period. The preferred stock has a per share liquidation preference of the greater of: (i) two times the par value plus any accrued and unpaid dividends, or (ii) the amount that would have been received if such shares were converted to common stock on the business day immediately prior to liquidation.

         Each warrant issued in connection with the private placement becomes exercisable on March 19, 1997 and expire on September 19, 2001. The Company has the right to call the warrants at a redemption price of $.01 per share upon: (1) registration of the shares underlying the warrant (2) 30 days written notice given at any time upon attaining certain per share trading prices and sustaining such prices for a specified period.

    (4)  SUBSEQUENT EVENTS

         APPLICATION FOR RE-LISTING OF SHARES ON THE NASDAQ SMALL CAP MARKET

         On October 21, 1996, the Company filed an application for the re-listing of its shares of common stock on the Nasdaq Small Cap Market ("Nasdaq"). While the Company believes that it meets the requirements for listing its common stock on Nasdaq, there can be no assurance that such listing will be approved.

         The Company's common stock is currently traded on the OTC Electronic Bulletin Board and on the Boston Stock Exchange.

         AGREEMENT FOR SALE OF WORLDLINKTM TECHNOLOGY

         On November 5, 1996, the Company reached an agreement for the sale of its WorldLinkTM Remote and Mobile Workforce automation software (the "Product") developed and distributed by its wholly-owned subsidiary Technology Development Systems, Inc. ("TDS"). The sale price is $3.5 million payable in cash at closing, originally expected to be November 15, 1996. On November 19, 1996, the Company completed a portion of the sale with the buyer for a purchase price of $2.0 million in cash. The Company and the buyer agreed to continue negotiations for the remaining portion of the transaction. Finalization of the sale of the Product is expected by year end, but, there can be no assurances that the remaining portion of this transaction will be completed.

         The Company will continue to support WorldLink'sTM existing customers and has formed a practice unit to provide Remote and Mobile Workforce Automation services.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Netplex Group, Inc. (the "Company"), headquartered in McLean, Virginia, is an information technology solutions provider.

The Company's core business is based on offering a range of professional technical services to large organizations who require assistance integrating information technology into their operations. The Company employs approximately 300 full-time technical employees and has access to a database of an additional fifteen thousand technical consultants who may be contracted for hire on an as-needed basis. The Company's services focus on the design, implementation, and management of large network-based systems. Occasionally, the Company must resell technology products in order to deliver customers fully integrated system-solutions.

The  Company  has  several  Specialized   Practice  Groups  focused  on  certain
industries and advanced technologies. Currently, the Company has Specialized Practice Groups for Network and Systems Management, Help Desk Automation, Disaster Recovery Planning, Information Systems Security, Intranet Deployment, Remote and Mobile Workforce Automation, and Law Firm Office Automation.

In addition to providing information technology services, the Company's wholly owned subsidiary, Technology Development Systems, Inc. ("TDS"), develops and markets an award-winning communications software product under the trademarked name of WorldLinkTM. WorldLinkTM is a message-oriented middleware product suited for integrating a remote workforce (e.g. sales force), electronic supply chain integration (e.g. manufacturer to distributor data interchange), and remote on-line transaction processing (either over the World Wide Web or by direct dial-up). WorldLinkTM is a single-point communications solution facilitating unattended access to most computing platforms.

On November 5, 1996, the Company reached an agreement to sell its WorldLinkTM technology for $3.5 million (see Note 4 - "Subsequent Events").

The Company has offices in the New York City, Central New Jersey, Chicago, and Washington, D.C. metropolitan markets.

As described in Note 2 to Notes to Consolidated Financial Statements for the nine months ended September 30, 1996, the unaudited pro forma results of operations are presented as if the mergers occurred on January 1, 1995.

MERGER

On June 7, 1996 the Company (formerly known as CompLink, Ltd. ["CompLink"]) acquired and merged with The Netplex Group, Inc. and America's Work Exchange, Inc. (combined referred to as "Netplex") by issuing approximately 3,250,000 shares of Common Stock, or 50.4% of the Company's outstanding stock after giving effect to the mergers. The agreement also provided for CompLink to assume 1,691,000 outstanding common stock options of the acquirees. Netplex is comprised of two divisions: a computer systems integrator division and another division that provides contract computer professionals to businesses and organizations in need of project specific staffing and provides business services and other benefits to contract computer professionals. The mergers have been accounted for under the purchase method of accounting as a reverse merger, since the shareholders of the acquirees, which have common control, received the larger percentage of the voting rights of the combined entity. The mergers resulted in a re capitalization of the accounting acquirors so that the resulting capitalization after the mergers will be that of CompLink giving effect to the new share issuance and the elimination of CompLink accumulated deficit. The acquisition of the assets and liabilities of CompLink have been accounted for at book value, which approximates fair value. The statements of operations for the three and nine months ended September 30, 1996 reflect those of Netplex and those of CompLink commencing June 1, 1996. Prior periods statements of operations reflect only the results of Netplex. Coincident with the mergers the Company's name was changed from CompLink, Ltd. to The Netplex Group, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

Revenues for the three months ended September 30, 1996 were $9,013,727 compared to $1,248,177 for the same period in 1995, an increase of $7,765,550. The increase was primarily due to the additional consulting revenue added to the Company's systems integration and software revenue as a result of a merger between America's Work Exchange, Inc. ("AWE") and another entity.

Gross profit increased to $1,259,897 for the quarter ended September 30, 1996 compared to $770,976 for the same period in the prior year, an increase of $488,921. This increase was a result of the additional consulting revenue, improved profit margins on the systems integration revenue, and due to the additional revenues from the WorldLinkTM software product. Gross profit margins decreased to 14.0% for the quarter ended September 30, 1996 compared to 61.7% for the same period in 1995. The decrease was due to the increased consulting revenues which produce gross profit margins lower than systems integration revenue.

Selling and marketing expenses increased from $102,430 for the quarter ended September 30, 1995 to $713,951 for the quarter ended September 30, 1996 due to the inclusion of such expenses from the entities that merged with Netplex.

General and administrative expenses increased from $589,057 for the quarter ended September 30, 1995 to $1,433,048 for the quarter ended September 30, 1996 due to the inclusion of such expenses from the entities that merged with Netplex.

Operating losses were $950,386 for the quarter ended September 30, 1996, compared to an operating profit of $79,489 for the same period prior year, a decrease of $1,029,875. The components of this decrease are discussed above.

No provision for income taxes was required for the three months ended September 30, 1996, due to the net loss for the period then ended. No provision for income taxes was required in the comparable 1995 period due to utilization of net operating loss carry forwards.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

Revenues for the nine months ended September 30, 1996 were $24,800,023 compared to $5,055,810 for the same period in 1995, an increase of $19,744,213. The increase was primarily due to the additional consulting revenue added to the Company's systems integration and software revenue as a result of the merger involving AWE.

Gross profit increased to $3,486,248 for the nine months ended September 30, 1996 compared to $2,114,912 for the same period the prior year, an increase of $1,371,336. This increase was a result of the additional consulting revenue, improved profit margins on the systems integration revenue, and due to the additional revenues from the WorldLinkTM software product. Gross profit margins decreased to 14.1% for the nine months ended September 30, 1996 compared to 41.8% for the same period in 1995. The decrease was due to the increased consulting revenues which produce gross profit margins lower than systems integration revenue.

Selling and marketing expenses increased from $338,577 for the quarter ended September 30, 1995 to $1,171,220 for the quarter ended September 30, 1996 due to the inclusion of such expenses from the entities that merged with Netplex.

General and administrative expenses increased from $1,625,208 for the nine months ended September 30, 1995 to $3,983,968 for the nine months ended September 30, 1996 due to the inclusion of such expenses from the entities that merged with Netplex.

Operating losses were $1,801,391 for the nine months ended September 30, 1996, compared to an operating profit of $151,127 for the same period prior year, a decrease of $1,952,518. The components of this decrease are discussed above.

No provision for income taxes was required for the nine months ended September 30, 1996, due to the net loss for the period then ended. No provision for income taxes was required in the comparable 1995 period due to utilization of net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1996, the Company's operating activities used approximately $2,756,000 of the Company's cash. This cash usage was primarily the result of the Company's net loss of approximately $1,783,000 for the period then ended, as well as from decreases in deferred revenues, accounts payable and accrued expenses and increased accounts receivable.

The Company funded its operations, purchased fixed assets, repaid its borrowings under its line of credit and other such investing and financing activities during the period through cash acquired in the merger with CompLink of approximately $1,595,000 and the net proceeds from the Company's private equity placement transaction which was completed in September 1996 of approximately $2,985,000 (see "Note 3 - Private Placement").

At September 30, 1996, the Company has cash and cash equivalents of $2,512,008. The Company has no long-term debt and has no outstanding balance on its $750,000 line of credit facility with a bank.

The Company is expected to incur operating losses until such time that it achieves full productivity of its sales force. While it cannot be certain as to when such levels of productivity can be attained, the Company anticipates that its sales force will operate at levels below full productivity through at least the first half of 1997. The Company will continue to make significant investments in marketing, training and infrastructure to increase productivity, build its core competency practice units skill base and foster growth of its operations. Despite this expectation of operating losses, management believes that its current cash balance and credit facility will be sufficient to meet operating requirements for the next twelve months.

Management expects its cash position to be supplemented further through the completion of the sale of the WorldLinkTM product technology (see "Note 4 - Subsequent Events").

Capital expenditures for the nine months ended September 30, 1996 were approximately $136,000. Capital expenditures for the balance of 1996 are anticipated to be approximately $150,000.

The Company maintains a line of credit facility with a bank. Under the terms of this line of credit facility the Company may borrow up to the lesser of $750,000 or 75% of eligible accounts receivable. The line of credit bears interest at the bank's prime rate plus 1% and is personally guaranteed by the Company's Chief Executive Officer.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, (including without limitation, the closing of the WorldLinkTM product technology sale, future financings and expenses, as well as general market conditions) though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

         Nothing to Report

Item 5.  Other Information

         Nothing to Report

Item 6.  Exhibits and Reports on Form 8-K

         (a). Exhibits:
              11 - Statement re: Computation of Per Share Earnings 27 - Financial Data Schedule

         (b). Reports in Form 8-k:
              On August 9, 1996, the Registrant field a Report on Form 8-k/A amending Items 7 of a Report filed on Form 8-k on June 10, 1996.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   THE NETPLEX GROUP, INC.





Date:  November 19, 1996           By: /s/ Gene Zaino
                                   -----------------------------
                                   Gene Zaino, President and CEO
                                   (Principal Executive Officer) and Chairman of
                                   the Board




Date:  November 19, 1996           By: /s/ Matthew Jones
                                   -----------------------------
                                   Matthew Jones, Chief Financial Officer
                                   (Principal Accounting Officer)