Form 10KSB
period 1996-12-31
NETPLEX GROUP INC
filed 1997-03-31
CIK 888028

FORM 10-KSB
(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 31, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to

                         Commission file number 1-11784

                 THE NETPLEX GROUP, INC. (f/k/a COMPLINK, LTD.)
                 (Name of small business issuer in its charter)

             New York                                11-2824578
---------------------------------                 -------------------
(State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                   identification no.)

8260 Greensboro Drive, 5th Floor, McLean, VA          22102
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)

Issuer's telephone number, including area code: (703) 356-3001

Securities registered under Section 12(b) of the Exchange Act:


 Title of Each Class                  Name of Each Exchange on Which Registered
 -------------------                  -----------------------------------------

Common Stock, $.001 par value         Boston Stock Exchange and
                                      The OTC Electronic Bulletin Board

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes U No .

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent year. $33,524,679

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the voting stock as sold, or the average bid and asked prices of such stock, as of March 21, 1997. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $ 16,184, 291

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the Common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

As of March 21, 1997, there are 6,944,903 shares outstanding of the Company' s Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company within 120 days after the close of its fiscal year.

         This report consists of consecutively numbered pages (inclusive of all exhibits and including this cover page). The Exhibit Index appears on page .

                                     Part I.


ITEM 1.  BUSINESS

GENERAL

Netplex builds, manages, and protects networked information systems for major corporations. Demand for the types of services the Company provides is rapidly growing as commercial enterprises become increasingly dependent upon networked systems and solutions. In meeting these needs, the Company seeks to bring to every assignment a unique life-cycle awareness: When contracted to build systems, the Company strives to assure that they can be effectively managed and protected, manage systems consistent with their underlying architecture and security requirements, and protect systems in line with the client's approach to technology deployment and management.

Netplex provides clients the benefits of our specialized expertise through broadly focused "Network Enabling Services" -- including network integration, information security systems, management, mobile communications, and technical staffing capabilities -- and the tightly targeted "Expert Series" of solutions.

The Company has organized these service offerings under three primary categories: Information System Solutions (ISS), which provides organizations networked systems solutions in several specialized technology areas; Technical Staffing Services (TSS), which provides highly skilled Information Technology
(IT) consultants on a contract basis to organizations; and Independent Employee Services (IES) which provides payroll, billing, and other financial services to former independent consultants who have become employees of the Company.

More than 300 of the Company's information technology employees are currently on assignment with clients, assisting them in implementing networked information systems in such areas as distributed network design, enterprise network management, database design, legacy conversion, and client/server development. The Company's clients are primarily Fortune 1,000 companies and law firms with significant information technology budgets and recurring staffing and systems integration needs.

Using technology, industry experts, automated processing, and a recruiting team, Netplex believes it can provide customers with professional technical services efficiently and at very fair rates. The Company's approach to attracting and retaining talent provides it with it believes is a competitive advantage in accessing scarce human resources. The Company's proprietary automated skills database currently contains more than 25,000 professionals available to work on a contract-to-contract basis. The Company has sought to create an extremely entrepreneurial environment in which its employees can control their individual financial and professional growth with minimal risk. The Company encourages and enables contract workers or independent business associates to build a business through Netplex.

HISTORY
The Company was incorporated in 1986. From 1986 to June 1996, the Company, under the name CompLink, Ltd., developed and marketed a communications software product.

On June 7, 1996, the Company (formerly known as CompLink, Ltd. or "CompLink") acquired and merged with The Netplex Group, Inc. and America's Work Exchange, Inc. (combined referred to as "Netplex") by issuing approximately 3,245,000 shares of Common Stock. The agreement also provided for CompLink to issue 1,691,000 options to purchase its Common Stock in exchange for the 1,691,000 outstanding options to purchase the Common Stock of Netplex. The mergers have been accounted for under the purchase method of accounting as a reverse merger, since the shareholders of the acquirees, who have common control, received the larger percentage of the voting rights of the combined entity. The mergers resulted in a recapitalization of the Company, so that the resulting capitalization after the mergers will be that of CompLink's, giving effect to the new share issuance and the elimination of CompLink's accumulated deficit. The acquisition of the assets and liabilities of CompLink have been accounted for at book value, which approximates fair value.

On September 19, 1996, the Company raised approximately $3,000,000 through a private placement offering of units of equity securities (the "1996 Private Placement"). Each unit of equity securities consists of one share of $.01 par value class A convertible preferred stock (the "preferred stock") and one Common Stock warrant to purchase one share of the Company's $0.001 par value Common Stock ("Common Stock")at an exercise price of $2.50.

Each share of preferred stock is convertible into one share of Common Stock at any time, at the discretion of the holder. The preferred stock earns cumulative dividends at 10% per annum, payable in either cash or additional shares of preferred stock at the Company's option. Subject to the conversion rights, the Company may redeem the preferred stock at its stated value (which is $2 per share) plus all accrued and unpaid dividends upon: (1) registration of the shares underlying the preferred stock, and (2) 30 days written notice given at any time upon the common stock attaining certain per share trading prices and maintaining such prices for a specified period. The preferred stock has a per share liquidation preference of the greater of: (i) two times the stated value (plus any accrued and unpaid dividends, or (ii) the amount that would have been received if such shares were converted to Common Stock on the business day immediately prior to liquidation.

Each warrant issued in connection with the private placement became exercisable on March 19, 1997, and expires on September 19, 2001. The Company has the right to call the warrants (a total of 1,750,000 warrants) at a redemption price of $.01 per share upon: (1) registration of the shares underlying the warrant (2) 30 days written notice given at any time upon the common stock attaining $5 per share trading prices and sustaining such prices for twenty (20) trading days.

On October 21, 1996, the Company filed an application for the re-listing of its Common Stock on the NASDAQ SmallCap Market ("NASDAQ"). While the Company believes it meets the requirements for listing its Common Stock on NASDAQ, there can be no assurance that such listing will be approved. The Company's Common Stock is currently traded on the OTC Electronic Bulletin Board and on the Boston Stock Exchange.

In order to focus on the Company's core business and reduce corporate losses, the Company completed the sale of its WorldLink technology product business ("WorldLink")to XcelleNet, Inc. in December 1996 for a sale price of $3 million in cash.

As a result of this sale, the Company has redirected most of the technical talent from the WorldLink team to the Information Systems Solutions practice group.

MARKET AND INDUSTRY OVERVIEW
To compete in world markets, the Company believes that corporations must be able to: (i) effectively deploy and use networked information systems; (ii) anticipate and manage the dynamic trends of the technical workforce; and (iii) master the complexity and breakneck pace of technological change. Many corporations find these information technology (IT) functions critical to their ability to compete, but not a part of their core competencies. Confronted with the challenge of building, integrating, managing and protecting complex information systems without expanding corporate staff, businesses are increasingly turning to IT service providers to augment their in-house IT operations.

Historically, businesses turned to staffing companies to meet short-term personnel requirements during peak production periods or to temporarily replace workers out due to illness, vacation, or abrupt termination. Since the 1980s, the staffing services industry has evolved into a permanent and significant component of the human resource plans of many corporations. Corporate restructuring, downsizing, government regulations, advances in technology, and the desire by many companies to shift employee costs from fixed to variable expenses have all contributed to businesses' increased use of a wide range of staffing alternatives.

IT staffing represents a significant, and growing, portion of the IT services industry. A 1996 report by Dataquest, Incorporated, on the demand for the supplemental IT staffing services such as those provided by Netplex estimated the U.S. market for these services at $9.5 billion in 1994 and projected growth to $16.1 billion in 1999.

This growth is a result of numerous factors including: (i) an increased focus on core business operations by organizations; (ii) the need to access specialized IT skills to keep pace with rapidly changing technologies; (iii) the growing trend towards flexible staffing which provides a variable cost solution to a fixed cost problem; and (iv) the desire to reduce the cost of recruiting, training and terminating employees as IT requirements change.

As a result of the these and other trends, the complexion of the IT workforce is shifting from a one-employer career to a flexible consulting environment. Source EDP reports the IT industry workforce currently consists of 70% permanent employees and 30% consultants and that these proportions will reverse by the year 2000. The Company believes that it is positioned to grow by taking advantage of these changes in the IT industry.

BUSINESS STRATEGY
The Company's mission is to provide technical talent and services to help businesses deliver reliable, timely and secure information across networked systems.

Netplex believes it: (i) helps organizations keep pace with technology through our leading industry experts; (ii) leverages our technology integration experience to more quickly build and better manage a networked information system; (iii) provides quick access to highly skilled IT consultants as needed;
(iv) reduces the cost and effort of maintaining a trained, qualified technical workforce; (v) enables customers to focus on their core business, while outsourcing non-core IT functions to the Company; and, (vi) transitioning workforce fixed costs to variable costs.

Netplex believes it helps businesses develop and leverage such capabilities by providing technical talent and know-how through a highly skilled technical workforce. To retain and support the technical workforce, the Company attempts to provide consultants with: (i) an entrepreneurial reward system; (ii) the ability to develop a career within specialized technology service teams (iii) greater income than the traditional one-company employee; (iv) a wide range of employee benefits and career counseling; (v) new and exciting projects on which to develop their technical skills; and (vi) skills training and professional development. The Company believes it will be better positioned to compete in the tight IT labor market if it can provide these benefits to IT consultants.

GROWTH STRATEGY

EXPAND EXISTING BRANCH DEVELOPMENT AND OPENING NEW BRANCHES
The Company believes it can significantly increase revenues in its four existing branch locations. The Company will attempt to achieve this growth by expanding the sales and recruiting organization in each of the locations and increasing sales to existing customers. From each location the Company also intends to sell more "productized" or packaged service offerings in its new "Expert" Series of solutions.

The Company will also open locations in cities that it believes to have high growth and market potential. The Company intends to accomplish this goal in part by recruiting a skilled Area Manager and Recruiting Manager for each location. These two managers will be responsible for developing local accounts and expanding the location by hiring sales people, technical recruiters, and administrators.

STRATEGIC ACQUISITIONS The Company believes that acquisitions are a valuable and important means of achieving critical mass, enhancing market share, increasing capabilities to deliver large, complex solutions, and supplementing internal growth. The Company will seek to acquire companies in the IT professional services industry to facilitate its expansion into new territories or to acquire businesses that offer services complementary to those of the Company's Information Systems Solutions practice group. Acquisitions in the staffing industry will primarily focus on profitable regional staffing companies in markets with attractive growth opportunities.

The Company's ability to expand successfully by acquisition depends on many factors, including the successful identification and acquisition of businesses and management's ability to integrate and operate the new businesses effectively. The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business are successfully combined with those of the Company in a timely manner. The Company's senior management team is experienced in identifying acquisition targets and integrating acquired businesses into the Company's existing infrastructure. The integration of the Company's acquisitions requires substantial attention from management. The diversion of management attention, and any difficulties encountered in the transition process, could have an adverse impact on the Company's revenues and operating results. In addition, the process of integrating the various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have an adverse effect on the Company's operations and financial performance.

EXPAND NATIONAL ACCOUNTS
The Company intends to focus its sales efforts on certain customers("National Accounts"). These National Accounts include major telecommunications, financial, and software and hardware development companies. The Company intends to offer a full range of services to National Accounts, ranging from staff augmentation to entire IT department outsourcing.

DEVELOP NEW "PRODUCTIZED" SERVICE OFFERINGS The Company intends to increase its service offerings for technology projects and specialized consulting services. The underlying resources for these "productized" service offering products will either be developed by the Company's internal technical staff or will be purchased through a strategic acquisition.

BUILD CENTRAL RECRUITING SERVICES AND ON-LINE RECRUITING SERVICES The Company has built a centralized national technical database at its McLean headquarters. From this database, the Company will develop the Central Recruitment Center, which will help qualify and identify consultant and employee candidates on a worldwide scale. The database will also be linked to the Company's World Wide Web site where candidates can review all of the Company's job requirements and easily apply for the assignments in which they are interested. Providing such quality content on its Web site is one way the Company believes it will build strategic value in the highly competitive staffing services market. The Company will also advertise available positions on other recruiting sites throughout the World Wide Web.

NETPLEX SERVICES
Information Systems Solutions
The Netplex Information Systems Solutions (ISS) practice group specializes in building, managing, and protecting networked information systems. The group's blend of methodologies and experience enables Netplex to provide customers with a suite of strategic solutions. These systems solutions are designed by ISS' subject matter experts and incorporate best-of-breed technology products.

Areas of ISS core expertise include:
o           Virtual Network Integration
o           Networked Systems Management
o           Support Center Management
o           Contingency Planning
o           Information Security

ISS has forged  marketing  and  support  partnerships with   leading  technology
manufacturers -- such as Microsoft, Hewlett Packard, IBM, Novadigm, XcelleNet, and Unisys -- to develop and design leading edge networked systems solutions.

ISS can build large complex information networks; implement and manage a remote workforce automation system; reduce the cost of managing a several-thousand-node computing environment while dramatically improving the system's service level performance; consolidate distributed Help Desk functions into one remote central support facility; implement state-of-the-art information security protection; and prepare an organization to quickly recover from a major system disaster, whether natural, man-made, or caused by the Year 2000 date change problem.

TECHNICAL STAFFING SERVICES
Technical Staffing Services provides clients with highly skilled IT consultants, programmers, systems analysts, database developers, project managers, network specialist, applications developers, and software engineers on both a short- and long-term basis. The Company's flexible staffing approach enables clients to use the Company's consultants and employees to leverage their existing IT capabilities and more rapidly and cost effectively meet peak workloads, handle special projects, overcome personnel shortages, and solve staffing emergencies.

The Company's consulting assignments can be as short as a few months to over a year in duration. Customers are billed for the actual time worked by the Company's consultants. Therefore, clients are better able to manage their work flow, while reducing the expenses -- such as taxes and benefits -- of hiring, terminating, and maintaining full-time employees.

Many consultants who work for Technical Staffing Services do so on an hourly contract with the Company as Netplex "Contract Associates". To encourage the most qualified professionals to choose Netplex, the Company provides all Contract Associates with access to benefits such as medical, dental, 401(k), and flexible spending accounts. Consultants are recruited by the Company's Technical Recruiting organization, which is supported by a database of over 25,000 qualified candidates.

INDEPENDENT EMPLOYEE SERVICES
IES provides payroll, billing, support services, and other benefits to IT consultants, whether they find consulting assignments on their own or through the Company's Technical Staffing Services group. Joining IES enables these consultants to spend less time on paperwork and record keeping so they are better able to focus on serving their clients, marketing their services, and keeping pace with technology.

These  consultants  also  join  the  IES  group  to  access  the  advantages  of affiliating with the Company which includes the following: (i) the stable environment needed to create and maintain an extensive employment history and financial creditability; (ii) a wide array of back-office services such as payroll, billing, and federal, state and local tax filings; (iii) review of contracts; (iv) a group medical and dental plan more affordable than coverages available to them on their own; (v) medical and dependent care cost reimbursement plans; (vi) 401(k) and pension program; and (vii) general liability insurance. Using these and other services reduces the consultant's cost of purchasing similar benefits on their own.

Finally, joining IES also gives consultants access to previously unavailable opportunities by removing a difficult tax-related obstacle to their employment. IRS Section 1706 imposes severe penalties on companies that mis-classify 1099 employees (referring to the IRS form for reporting payments to independent contractors). Therefore, many companies choose not to employ independent consultants and risk the penalties inherent with IRS Section 1706 unless they are on another company's payroll. Because Netplex's IES consultants are not 1099 workers, clients avoid a potential tax problem and the consultants can pursue a wider range of assignments.

SALES AND MARKETING
The Company markets its services through two complementary sales  organizations:
(i) a Local Organization, and (ii) a Sales Support Group.

Each Location Sales Organization is managed by an Area Manager with both profitability and operations responsibility, and is staffed by one or more sales people and a location administrator. Area Managers are compensated by a combination of salary plus bonus incentives based on location profitability.

The Sales Support Group consists of regional Business Development Managers who assist the Location Sales Organization in selling and closing ISS projects and solutions. The Practice Development Managers are responsible for assisting the sales organization in qualifying prospective ISS business, providing sales presentation support to the sales force, and generating proposals.

RECRUITING
The Company believes that identifying and retaining highly talented IT consultants is critical to its success. This is achieved through the Recruiting Organization. Each local Recruiting Organization reports to a Recruiting Manager and is staffed by one or more Technical Recruiters responsible for soliciting, recruiting and assessing technical consultants, developing and maintaining consultant relationships, and maintaining and updating the Company's database (the "Database") of IT consultant profiles and resumes.

The Company offers its IT consultants a comprehensive benefits package, which the Company believes provides it a competitive advantage in recruiting and retaining skilled technical talent. The benefits program includes medical and dental insurance, a 401(k) retirement program, and flexible medical and dependent care reimbursement accounts.

The local recruiting offices are supported by a customized national database which currently contains more than 25,000 resumes. At any particular time, however, only certain individuals whose resumes are included in the Database may be available for placement by the Company. Developed by the Company, the Database provides Technical Recruiters advanced search functions to more quickly identify and monitor a qualified candidate for a specific position.

The Company recruits IT consultants through a number of different methods: referrals, local print advertising, participation in technical job fairs, and listing a variety of job openings on recruitment sites throughout the Internet and on the Company's World Wide Web home page. The Company believes this recruiting strategy will continue to provide it with qualified IT consultants to meet its staffing requirements.

OPERATIONS AND SUPPORT SERVICES From its headquarters in McLean, Virginia, the Company provides its locations and practice groups with centralized support services, including marketing, cental recruitment services financial and accounting, information systems legal support, human resources, and purchasing.

All of the Company's branch locations are linked by, and can quickly communicate over a Wide Area Network managed by a centralized Management Information Systems department at McLean headquarters. Branch locations rely on this network for rapid access to the Company's technical talent database.

The Company also uses numerous techniques to govern and guide sales, recruiting, financial, and operating activities. The Company believes the investment made in these processes will enhance its ability to grow and attract and retain superior technical and managerial talent.

CENTRAL RECRUITMENT CENTER
The Company plans to launch a Central Recruitment Center in 1997. Located at corporate headquarters in McLean, Virginia, the Center will help manage the Database of qualified candidates and provide central recruiting support in areas where the Company does not maintain offices. Staffed by a group of dedicated recruiters and administrators, the Central Recruitment Center will allow the Company to send recruiting assistance to new locations or rapidly expanding offices.

CUSTOMERS
The Company's goal is to provide technical talent and services to help businesses deliver reliable, timely, and secure information across networked systems. To accomplish this, the Company places great emphasis in developing long-term client relationships. Positioning itself as a specialist in strategically selected networked technology, Netplex strives to reinforce clients' image of the Company as being uniquely qualified to provide a wide range of systems solutions. This is increasingly important as clients seek to reduce the number of vendors with which they do business. For this reason, the Company has begun to focus significant efforts on qualifying for -- and remaining on -- multiple clients' vendor lists. The Company is currently approved on several vendor lists of Fortune 500 companies. The Company maintains a broad and well-balanced client base: no single customer accounted for more than 10% of the Company's revenues over the past year.

COMPETITION
The IT services industry is fragmented and highly competitive at both the local and national levels. Many participants in the information technology consulting market have significantly greater financial, technical, and marketing resources -- and generate greater revenues -- than the Company. Some of these competitors have a nationwide presence equivalent to, or greater than, that of the Company.

The information technology services market includes participants in a variety of market segments, including systems consulting and integration firms, professional services companies, application software firms, temporary employment agencies, professional services groups of computer equipment and software companies, accounting firms, and general consulting firms. Some of the firms with which the Company competes in various geographic and service markets are Electronic Data Systems, ISSC (the consulting division of IBM Corporation), Computer Sciences Corp., Andersen Consulting, Cap Gemini America, Booz-Allen, Computer Horizons Corp., Analysts International Corp., Computer Task Group, Inc. and The Registry, Inc.

The Company believes the principal competitive factors in the IT services industry include responsiveness to fulfill client needs, speed of systems integration, quality of service, technical expertise, project management capabilities, and price.

In staffing for client projects, the Company competes for IT consultants with many of those same companies as well as other local and regional technology or staffing service providers. Several competitive factors affect a company's success in recruiting and retaining such professionals: compensation, availability of benefits, a continuous flow of quality assignments, and access to advanced training and technical support. The Company believes it is well positioned in all of these areas to attract the highest quality IT talent.

INTELLECTUAL PROPERTY
The Company does not hold any patents or registered trademarks. However, the Company considers its Database to be highly proprietary.

EMPLOYEES
As of March 21, 1996, the Company employed approximately 100 full-time staff employees and 250 contract employees.

The Company is responsible for, and pays the employer's share of, Social Security taxes (FICA), federal and state unemployment taxes, worker's compensation insurance, and other costs relating to all of its employees. The Company offers a suite of benefits to its contract employees; it is a different selection than offered permanent employees. The Company believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's leases approximately 10,000 square feet of space in McLean, Virginia for its corporate offices and the operations of ISS and TSS in the Mid-Atlantic Region at a monthly rental rate of $15,554. The Company also leases office space in New York City, Central and Western New Jersey and the Greater Chicago area to serve as the branch offices of its operations. These leases expire on different dates from May 2000 to June 2001.

         Prior to the Merger, the Company's primary operating facility and corporate headquarters was located in Great Neck, NY. As a result of the Merger the Company's corporate offices moved from these facilties to its McLean, VA headquarters. The Company settled the remaining obligation under the Great Neck office lease in March 1997 for approximately $320,000.

         The Company believes that the space in its existing corporate and branch facilities should be adequate for the foreseeable future to support the growth of its existing operations in the geographic areas in which it currently operates. The Company expects to expand its operations into new geographic regions in the future and will need to lease additional branch offices to support operations in those regions.

ITEM 3.  LEGAL PROCEEDINGS

         From  time  to  time,   disagreements  with  individual  employees  and
disagreements as to the interpretation, effect or nature of the individual agreements arise in the ordinary course of business and may result in legal proceedings being commenced against the Company. On December 31, 1996, ACS (UK) LTD., a software distributor based in the United Kingdom, filed a complaint against Technology Development Systems, Inc., a wholly owned subsidiary of the Company ("TDS"), in the Circuit Court of Cook County, Illinois. The plaintiff alleges that TDS breached its obligations under the Distributor Agreement between the plaintiff and TDS for the WorldLink product when TDS sold the WorldLink technology to a third party. The plaintiff is demanding a sum exceeding one million dollars for the breach of contract. In the opinion of management and the Company's legal counsel, the lawsuit has little merit, and the outcome of the pending litigation will not have a material adverse effect on the Company's financial condition, liquidity or results of operations. The Company intends to vigorously defend against the lawsuit.

         The Company is not currently involved in any litigation or proceedings which if decided against the Company would have a material adverse affect, either individually or in the aggregate, and, except as set forth in the preceding paragraph to the Company's knowledge, no other legal proceedings, which, if decided against the Company would have a material adverse affect are currently contemplated by any individuals, entities or governmental authorities.

         The principal risks that the Company insures against are workers' compensation, personal injury, property damage, professional malpractice, errors and omissions, and fidelity losses. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock of the Company is traded on the OTC Electronic Bulletin board and on the Boston Stock Exchange. Effective June 7, 1996, upon completion of the merger with Netplex, the Company was de-listed from NASDAQ.

         The Company filed an application for re-listing on October 21, 1996. This application was still being reviewed by NASDAQ as of March 21, 1997. The Company believes that it meets the requirements for re-listing, although there can be no assurances that the Company's application will be approved by NASDAQ.

The quotations set forth in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

                          Fiscal 1995       High            Low
                          -----------       ----            ---
1st Quarter..............................   $4.63          $1.75
2nd Quarter..............................   $4.23          $1.88
3rd Quarter..............................   $4.00          $2.00
4th Quarter..............................   $3.38          $2.06


                          Fiscal 1996
                          -----------
1st Quarter..............................   $3.50          $2.38
2nd Quarter (OTC Electronic Bulletin Board
              commencing June 7,1996).      $3.38          $2.77
3rd Quarter.............................    $3.38          $2.31
4th Quarter.............................    $4.00          $3.25

         (b) The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings, if any, to finance future development.

         (c) As of March 21, 1997, there were approximately 85 holders of record of the Company's Common Stock. The Company believes that at such date there were in excess of 500 beneficial owners of the Company's Common Stock.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         On June 7, 1996, the Company (formerly known as "CompLink, Ltd." or "CompLink") acquired and merged(the "Merger") with America's Work Exchange and The Netplex Group, Inc. (collectively referred to as "Netplex") in a reverse merger transaction by issuing approximately 3,245,000 shares of Common Stock, or 50.4% of the Company's then outstanding Common Stock after giving effect for the Merger. The merger agreement also provided for the Company to assume 1,691,000 outstanding Common Stock options of Netplex. As a result, Netplex is considered the acquirer for accounting purposes.

         The assets and liabilities of CompLink and its wholly owned subsidiary, he Technology Development Systems (TDS) were recorded by the Company on the merger date at book value which approximates fair value.

         On December 31, 1996, the Company completed the sale of its interest in WorldLink to Xcellenet, Inc. for an aggregate sale price of $3 million. The Company's gain on the disposal of this business segment of approximately $1.8 million and the net loss from this segment's operations from the merger date (June 1, 1996 for accounting purposes) through the date of disposal of approximately $1.3 million was reported as discontinued operations in the Company's statement of operations.

         As of December 31, 1996, all of the Company's operations are concentrated in the Networked Computer Systems and Services business segment. The statement of operations for the year ended December 31, 1996 reflect those of Netplex for the full year and those of CompLink commencing on June 1, 1996. The operations of TDS, commencing on June 1, 1996 are reported as discontinued operations. The December 31, 1995 balance sheet and the statements of operations and of cash flows for the year ended December 31, 1995 reflect the financial position, the results of operations and cash flows of Netplex.

         On September 19, 1996, in order to fund the new entity, the Company raised approximately $3 million through the 1996 Private Placement(See "Business
- General").

RESULTS OF CONTINUING OPERATIONS

FISCAL YEAR ENDED DECEMBER 31,1996 COMPARED
TO FISCAL YEAR ENDED DECEMBER 31, 1995.

         The Company, after the disposition of the software development and distribution segment, operates in a single business segment, Networked Computer Systems and Services. However, to aid in the discussion of the results of the Company's operations, this segment is subdivided into three service offerings (as described in the "Business"). These service offerings consist of:
Information Systems Solutions("ISS");Technical Staffing Services("TSS") and Independent Employee Services("IES").

         Revenues for the year ended December 31 ,1996 increased to approximately $33.5 million as compared to $6.1 million for the same period in 1995, an increase of $27.4 million. This increase is primarily attributable to the inclusion of a full year of operations of a subsidiary (the "IES Subsidiary"), acquired by AWE in December 1995, that provides the Company's IES services. This subsidiary accounted for approximately $26.4 million of this increase. The remaining increase of $945,OOO includes an increase of $1.5 million in TSS project revenues and is offset by a decrease in ISS project revenues of $550,000.

         Gross Profit for the year ended December 31, 1996 decreased by approximately $100,000 to approximately $2.6 million as compared to $2.7 million for the same period of 1995. This decrease is primarily due a decrease in ISS gross profit of $1.8 million resulting from the combined effects of a decline in ISS revenues ($550,000 as discussed above) and a $1.2 million decrease attributable to the sale of services which generated lower gross profits than those in the prior year. The majority of this decrease was offset by increases in gross profit of approximately $1.7 million, that includes an increase of $1.1 million from the inclusion of a full year of operations of the IES Subsidiary and an increase in gross profit of approximately $600,000 stemming primarily from the increase in TSS sales.

         Gross margins decreased to 8% for the year ended December 31, 1996 as compared to 44% for the same period of 1995. This decrease is due primarily to
(i) the inclusion of a full year of operations of the IES Subsidiary which are performed at lower gross margins than the other service offerings of the

Company and (ii) an erosion of the ISS margin(as discussed above).

         Selling, general and administrative expenses for the year ended December 31, 1996 increased by approximately $2.4 million to $5.2 million from $2.8 million for the comparable 1995 period. This increase includes $1.1 million in selling, general and administrative costs from the inclusion of the full year of operations of the IES Subsidiary, a $850,000 net increase in costs of AWE and Netplex comprised primarily of significant increases in sales and recruiting headcount during 1996 for TSS and a $525,000 increase resulting from the inclusion of the post merger CompLink selling, general and administrative cost.

         Operating losses for the year ended December 31, 1996 increased by approximately $2.5 million to $2.6 million from $56,000 for the year ended December 31, 1995. This increase in operating losses is due primarily to the aforementioned increases in selling, general and administrative expenses.

         Other income(expense) for the year ended December 31, 1996 increased by approximately $55,000 to $38,000 in other income from ($17,000) of other expense in the comparable 1995 period. This increase is primarily due to interest income received from investments of excess cash balances in money market accounts.

         The Company had an income tax benefit of $34,000 for the year ended December 31, 1996 compared to a income tax provision of $12,000 for the comparable 1995 period. The 1996 income tax benefit was generated from a change in the Company's deferred tax asset valuation allowance.

         Income from discontinued operations of approximately $488,000 resulted from the Company's discontinuance of its software development and distribution business. This income includes a gain from the disposal of the business of approximately $1.8 million which resulted primarily from the sale of the WorldLink product technology to XcelleNet, Inc. offset by losses of approximately $1.3 million from the operations of this business from the date of its acquisition in the merger with CompLink (June 1, 1996 for accounting purposes) through the disposal date.

LIQUIDITY AND CAPITAL RESOURCES

         In 1996, the Company experienced improved liquidity, particularly in the third and fourth quarters. The improvement in liquidity resulted primarily from the completion of several transactions including, the 1996 Private
Placement which generated net proceeds of approximately $3.0 million; the completion of the sale of WorldLink which generated proceeds net of costs related to the sale and disposal of the business of approximately $2.5 million, and the Merger of the Company with CompLink, Ltd. and its Subsidiary in which the Company received approximately $1.2 million in cash.

         The improvement in liquidity from the above transactions was partially offset by the use of $3.1 million in operating activities. This use of cash includes the Company's net loss for 1996 of approximately $2.0 million and the net effect of increased accounts payable and accrued expenses, increased depreciation expense and increased accounts receivable stemming from the combined effects of increased business volume, the Company's acquisition of CompLink and Subsidiary, as well as the inclusion of the full year of operations of the IES Subsidiary. The Company also used cash in 1996 to repay the outstanding balance under its line of credit with a bank, repay certain loans and to purchase property and equipment.

         The Company maintains a line of credit facility with a bank. Under the terms of this line of credit facility, the Company may borrow up to the lesser of $750,000 or 75% of eligible accounts receivable. The line of credit bears interest at the bank's prime rate plus 1%. This line of credit facility expires in June 1997. This line of credit is personally guaranteed by the Company's Chief Executive Officer. Management believes that it will be able to renew this line of credit upon its expiration.

         At December 31, 1996 Company had approximately $3.7 million in cash and no outstanding balance on its $750,000 line of credit facility with a bank.

         The Company is expecting to incur operating losses until it achieves full productivity of the majority of its sales force. While it cannot be certain as to when such levels of productivity can be attained, the Company anticipates that its sales force will operate at levels below full productivity through at least the first half of 1997. The Company will continue to make significant investments in marketing, training and infrastructure to increase productivity, build its core competency practice unit skill base and product offerings and foster growth of its operations. Despite the expectation of continued operating losses, management believes that its current cash balance and credit facility will be sufficient to meet operating requirements for at least the next twelve months.

INFLATION

         The Company does not expect inflation to have a significant adverse impact on its operations.

FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, (including with out limitation, the growth of the Company, future financings, acquisitions and expenses and general market conditions). A1though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove accurate. In light of the significant uncertainties inherent in forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7.     FINANCIAL STATEMENTS

         See Consolidated Financial Statements listed in the accompanying index to Consolidated Financial Statements on Page F-1 herein.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

Item 9.     DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            The information required by this item will be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year covered by this form.

ITEM 10.    EXECUTIVE COMPENSATION

            The information required by this item will be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year covered by this form.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item will be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year covered by this form.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item will be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year covered by this form.

Item 13.    Exhibits and Reports on Form 8-K.

(a)  EXHIBIT
     NO.

          2.1       Agreement and Plan of Reorganization  and Merger dated as of
                    November 20,  1995,  by and among The Netplex  Group,  Inc.,
                    America's  Work  Exchange,  Inc. and the  Company.** 3.1 The
                    Company's    Amended    and    Restated    Certificate    of
                    Incorporation.***
          3.2       The Company's By-laws.***
          3.3       Amendment to the Company's Amended and Restated  Certificate
                    of Incorporation.*
          4.1       Form of Common Stock Certificate.***
          4.5       Form of Warrant issued to investors in connection  with 1992 bridge financing.***
          4.6       Form of Unit Purchase  Option granted to the  Underwriter of the Company's initial public offering.***
          4.7       Form of  Purchase  Option  granted  to  Placement  Agent  in connection with the 1996 Private Placement.****
          4.8       Form of Warrant  issued in connection  with the 1996 Private
                    Placement.****
          4.9       Certificate of Designation for the preferred stock.****
         10.5       1992 Incentive and Non-Qualified Stock Option Plan.**
         10.6       Amendment to 1992 Incentive and  Non-Qualified  Stock Option
                    Plan.*
         10.9       Form of  Indemnification  Agreement between the Officers and
                    Directors of the Company and the Company.**
         10.10      1995 Directors' Stock Option Plan.*****
         10.11      1995 Consultant's Stock Option Plan.*****
         10.12      Employment Agreement between the Company and Gene Zaino.*
          23        Consent of the KMPG Peat Marwick LLP.*
          27        Financial Data Schedule.*

(b) The Company filed one report on Form 8-K during the quarter ended December 31, 1996 under Item 2. Acquisition or Disposition of Assets.

----------------------

*           Filed Herewith.
** Incorporated by reference to the Company's Current Report on Form 8- K, filed with the Securities and Exchange Commission (the "Commission") on June 7, 1996, as amended.
*** Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Commission on January 29, 1993 (Commission File No. 33-57546), as amended.
**** Incorporated by reference to the Company's Registration Statement on Form S-3, filed with the Commission on November 18, 1996, as amended (Commission File No. 333-16423).
***** Incorporated by reference to the Company's Registration Statement on Form S-8, filed with the Commission on December 31, 1996, (Commission File No. 333-19115).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of McLean, Commonwealth of Virginia on the 27th day of March, 1997.

                             The Netplex Group, Inc.


                             By: /s/ Gene Zaino
                                 --------------
                                     Gene Zaino
                                     Chairman, President and C.E.O.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

       Signature                         Title                     Date
       ---------                         -----                     ----

  /s/ Gene Zaino                   Chairman, President         March 27, 1997
-----------------------------      and Chief Executive
      Gene Zaino                   Officer, [Principal
                                   Executive Officer]

  /s/ Matthew G. Jones             Chief Financial Officer
-----------------------------      and Treasurer [Principal
                                   Accounting Officer]         March 27, 1997


  /s/ Neil Luden                   Vice President & Director   March  27 ,1997
------------------------------
      Neil Luden

  /s/ Richard Goldstein            Director                    March  27  ,1997
------------------------------
      Richard Goldstein

 /s/  Howard Landis                Director                    March  27  ,1997
------------------------------
     Howard Landis

 /s/  Deborah Schondorf-Novick     Director                    March   , 1997
------------------------------
      Deborah Schondorf-Novick

Item 7. Consolidated Financial Statements

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements




                                                                            Page
                                                                            ----

Independent Auditors' Report......................................          F-2


Consolidated Balance Sheets at December 31, 1996 and 1995                   F-3


Consolidated Statements of Operations for the years ended
   December 31, 1996 and 1995....................................           F-4


Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 1996 and 1995.............................            F-5


Consolidated Statements of Cash Flows for the years ended
   December 31, 1996 and 1995....................................           F-6



Notes to Consolidated Financial Statements .....................            F-7

                          Independent Auditors' Report

Board of Directors
and Stockholders of:
The Netplex Group, Inc. :

We have audited the accompanying consolidated balance sheets of The Netplex Group, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Netplex Group, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                /s/ KPMG Peat Marwick  LLP
                                                --------------------------
                                                    KPMG Peat Marwick  LLP

McLean, Virginia
March  21, 1997

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995


                          Assets
                                                                               1996                   1995
                                                                        ---------------         ----------------
 Current assets:
    Cash and cash equivalents                                           $    3,691,099          $       840,711
    Accounts receivable, net of allowance for doubtful
       accounts of $177,477 and $46,000, respectively                        4,304,662                3,299,308
    Prepaid expenses and other current assets                                  350,074                   78,250
                                                                        ---------------         ----------------
        Total current assets                                                 8,345,835                4,218,269

 Property and equipment, net                                                 1,090,617                  206,405
 Other assets                                                                   78,988                   22,334
 Excess cost over fair value of net assets acquired, net                       373,180                  399,838
                                                                        ---------------         ----------------

       Total assets                                                     $    9,888,620           $    4,846,846
                                                                        ===============         ================

                      Liabilities and Stockholders' Equity

 Current liabilities:
    Accounts payable                                                           936,865          $       628,321
    Accrued expenses                                                         5,166,184                2,850,928
    Deferred revenue                                                           329,267                  399,437
    Obligation under capital lease, current installments                       106,347                      -
    Due to affiliates                                                              -                    250,000
    Notes payable                                                                  -                    100,000
    Loan payable                                                                   -                     59,870
    Deferred income taxes                                                          -                     34,000
                                                                        ---------------         ----------------
       Total current liabilities                                             6,538,663                4,322,556

 Obligation under capital lease, net of current installments                   110,669                      -
                                                                        ---------------         ----------------

       Total liabilities                                                     6,649,332                4,322,556
                                                                        --------------          ---------------

 Stockholders' equity:
    Class A cumulative convertible preferred stock, $.01 par
       value;  liquidation preference of the greater of: (i)
       two times the  stated  value of $2 per share plus all
       accrued and unpaid dividends, or (ii) the amount that
       would  have  been   received   if  such  shares  were
       converted   to  common  stock  on  the  business  day
       immediately  prior  to  the  liquidation;   2,000,000
       shares authorized; 1,750,000
       shares issued and outstanding in 1996                                    17,500                      -
    Common stock, $.001and $.01 par value for 1996 and 1995,
       respectively, 20,000,000 authorized: 6,442,903 and 3,197,608
       shares issued and outstanding in 1996 and 1995, respectively              6,443                   31,976
    Additional paid in capital                                               5,301,542                  579,124
    Accumulated deficit                                                     (2,086,197)                 (86,810)
                                                                        ---------------         ----------------

       Commitments and contingencies

       Total stockholders' equity                                            3,239,288                  524,290
                                                                        --------------          ---------------

       Total liabilities and stockholders' equity                       $    9,888,620           $    4,846,846
                                                                        ===============         ================


         See accompanying notes to the consolidated financial statements

                     THE NETPLEX GROUP, INC AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Years ended December 31, 1996 and 1995


                                                                   1996                 1995
                                                                   ----                 ----

Revenues                                                      $ 33,524,679         $   6,139,319

Cost of revenues                                                30,878,166             3,416,045
                                                              -------------        --------------

   Gross profit                                                  2,646,513             2,723,274

Operating expenses
   Selling, general and administrative expenses                  5,205,906             2,778,967
                                                              -------------        --------------

Operating loss                                                  (2,559,393)              (55,693)

Other income/(expenses)
   Interest income/(expense), net                                   33,119               (17,096)
   Other income                                                      4,808                      -
                                                              -------------        --------------
                                                                    37,927               (17,096)
Loss from continuing operations
   before income taxes                                          (2,521,466)              (72,789)

Income tax (benefit) provision                                     (34,000)               12,000
                                                              -------------        --------------

   Loss from continuing operations                              (2,487,466)              (84,789)

Discontinued operations:
   Loss from operations of discontinued segment                 (1,332,050)                     -
   Net gain from disposal                                        1,820,129                      -
                                                              -------------        --------------

   Income from discontinued operations                             488,079                      -

   Net loss                                                   $ (1,999,387)        $     (84,789)
                                                              =============        ==============


Earnings(loss) per common share:
   Continuing operations                                      $      (0.51)        $        (0.03)
   Discontinued operations                                    $       0.09         $            -
                                                              -------------        --------------

      Total                                                   $      (0.42)        $        (0.03)
                                                              =============        ==============


         See accompanying notes to the consolidated financial statements

                    The Netplex Group, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                     Years ended December 31, 1996 and 1995

                                                              Class A cumulative,
                                                          convertible preferred stock                     Common stock
                                                          -----------------------------------  -----------------------------------
                                                          Shares                   $                Shares               $
                                                          --------------  -------------------  ----------------- -----------------
 Balance at December 31, 1994                                         -    $               -          2,769,037       $    27,690

    Net loss for the year ended December 31, 1995

    Merger with SRNJ                                                                                    428,571             4,286
                                                          --------------  -------------------  ----------------- -----------------

 Balance at December 31, 1995                                         -    $               -          3,197,608       $    31,976

    Reduction in par value resulting from the
       merger of the Company with Netplex
       from $0.01 per share to $0.001 per share                                                                           (28,778)

    Issuance of shares in the merger of
       the Company with Netplex                                                                       3,245,295             3,245

    Private placement of Class A cumulative, convertible
        preferred stock                                       1,750,000               17,500

    Net loss for the year ended December 31, 1996

    Declaration of dividend on Class A cumulative,
       convertible preferred stock
                                                          --------------  -------------------  ----------------- -----------------

 Balance at  December 31, 1996                                1,750,000      $        17,500          6,442,903      $      6,443
                                                          ==============  ===================  ================= =================

         See accompanying notes to the consolidated financial statements

                                                            Additonal
                                                             paid in           Accumulated
                                                             capital               deficit              Total
                                                            -------------- --------------------  -----------------
 Balance at December 31, 1994                                $    298,410      $        (2,021)       $   324,079

    Net loss for the year ended December 31, 1995                                      (84,789)           (84,789)

    Merger with SRNJ                                              280,714                                 285,000
                                                            -------------- --------------------  -----------------

 Balance at December 31, 1995                                $    579,124       $      (86,810)       $   524,290

    Reduction in par value resulting from the
       merger of the Company with Netplex
       from $0.01 per share to $0.001 per share                    28,778                                       -

    Issuance of shares in the merger of
       the Company with Netplex                                 1,767,488                               1,770,733

    Private placement of Class A cumulative, convertible
        preferred stock                                         3,024,346                               3,041,846

    Net loss for the year ended December 31, 1996                                   (1,999,387)        (1,999,387)

    Declaration of dividend on Class A cumulative,
       convertible preferred stock                                (98,194)                                (98,194)
                                                            -------------- --------------------  -----------------
                                                                                                                 -
 Balance at  December 31, 1996                                $ 5,301,542         $ (2,086,197)        $3,239,288
                                                            ============== ====================  =================

         See accompanying notes to the consolidated financial statements

                    The Netplex Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1996 and 1995


                                                                             1996                   1995
                                                                       -------------           ------------
Operating activities:
   Net loss                                                            $ (1,999,387)           $   (84,789)
   Adjusments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                         587,902                 19,058
      Gain on sale of WorldLink product technology                       (1,820,129)                     -
      Compensation expense associated with stock awards                            -                 4,000
      Deferred income taxes                                                 (34,000)                12,000
      Changes in assets  and  liabilities,  net of  effects of
         acquisition:
         Accounts receivable                                               (789,955)              (774,680)
         Prepaid expenses and other current assets                         (117,496)                51,621
         Other assets                                                        (9,404)               (14,095)
         Accounts payable and accrued expenses                            1,190,669                164,039
         Deferred revenue                                                  (131,643)               325,335
                                                                       -------------           ------------

            Net cash used in operating activities                        (3,123,443)              (297,511)
                                                                       -------------           ------------

Investing activities:
   Capital expenditures                                                    (631,983)              (115,692)
   Net proceeds from the sale of WorldLink product technology             2,492,795                      -
   Cash acquired in acquisition                                           1,245,062                690,935
                                                                       -------------           ------------

            Net cash provided by investing activities                     3,105,874                575,243
                                                                       -------------           ------------

Financing activities:
   Proceeds from private placement                                        3,041,846                      -
   Line of credit advances                                                  650,000                475,000
   Line of credit repayments                                               (650,000)              (375,000)
   Payments of obligation under capital lease                               (14,019)                     -
   (Repayment) Proceeds from note payable                                  (100,000)               250,000
   Repayments of loan payable                                               (59,870)                     -
                                                                       -------------           ------------

            Net cash provided by financing activities                     2,867,957                350,000
                                                                       -------------           ------------

            Increase in cash and equivalents                              2,850,388                627,732

Cash and cash equivalents at beginning of period                            840,711                212,979
                                                                       -------------           ------------

Cash and cash equivalents at end of period                             $  3,691,099             $  840,711
                                                                       =============           ============

Supplemental Information:

Cash paid (received) during the period for:
      Interest                                                         $     24,247            $    18,080
                                                                       =============           ============
      Income taxes                                                     $     12,985            $   (13,025)
                                                                       =============           ============

         See accompanying notes to the consolidated financial statements

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995


(1)   The Business and Basis of  Presentation:

      THE BUSINESS:
      The Netplex  Group,  Inc.  ("the  Company")  was  incorporated  in 1986 to provide professional technical services primarily to large commercial organizations. The Company builds, manages and protects large networked systems, with service offerings including information security, contingency planning, mobile communication technology, network and systems management and temporary technical staffing services.

      BASIS OF PRESENTATION:

      MERGER WITH NETPLEX:
      On June 7, 1996, the Company (formerly known as "CompLink, Ltd." or "CompLink") acquired and merged with America's Work Exchange and The Netplex Group, Inc. (collectively referred to as "Netplex") in a reverse merger transaction by issuing approximately 3,245,000 shares of common stock, or 50.4 % of the Company's outstanding stock after giving effect for the merger. The merger agreement also provided for the Company to assume 1,691,000 outstanding common stock options of Netplex.

      The mergers have been accounted for under the purchase method of accounting as a reverse merger, since the shareholders of Netplex, which have common control, received the larger of the voting rights of the combined entity. As a result, Netplex is considered the acquirer for accounting purposes.

      The mergers resulted in a re-capitalization of the acquirers, so that the resulting capitalization of the Company after the merger is that of CompLink's giving effect to the issuance of new shares and elimination of CompLink's accumulated deficit. In addition, the par value of the Company's common stock was decreased from $0.01 per share to $0.001 per share in connection with the merger. The assets and liabilities of CompLink were recorded by the Company at book value which approximates fair value. The total assets and liabilities of CompLink at merger date amounted to approximately $2,524,000 and $753,000, respectively.

      The statement of operations for the year ended December 31, 1996 reflect those of Netplex for the year and those of CompLink and its wholly-owned subsidiary, TDS, commencing on June 1, 1996. The merger has been accounted for assuming that it occurred on May 31, 1996. The operating results of CompLink and TDS from June 1, 1996 up to June 7, 1996 (the merger date) have been included in the Company's 1996 consolidated statement of operations, as such amounts are not material. The December 31, 1995 balance sheet and the statements of operations and of cash flows for the year ended December 31, 1995 reflect the financial position, the results of operations and cash flows of Netplex.

      Coincident with the mergers the Company's name was changed from CompLink, Ltd. to The Netplex Group, Inc. and the entity known as the Netplex Group, Inc. prior to the merger changed its name to Netplex Systems, Inc. The Company's fiscal year end was changed from July 31 to December 31. Upon completion of the merger , the Company consists of Netplex Systems, Inc.; America's Work Exchange ("AWE") and its wholly- owned subsidiary, Software Resources of New Jersey ("SRNJ"); and The Netplex Group, Inc. (formerly known as CompLink Ltd.) and its wholly-owned subsidiary, Technology Development Systems ("TDS").

      ACQUISITION OF  SRNJ:
      On December 28, 1995, America's Work Exchange purchased all of the net assets of SRNJ in exchange for 2,262,500 shares of its common stock. The fair value of the common stock of $285,000 was determined based on the price per share received for the most recent sale of Netplex stock in an arm's length transaction. The acquisition was accounted for as a purchase whereby the acquisition costs were allocated to the underlying assets. The total assets and liabilities of SRNJ at acquisition date amounted to approximately $2,771,000 and $2,886,000. The acquisition was deemed to close on December 31, 1995 for accounting purposes, therefore, the operating results of the Company for the year ended December 31, 1995 do not reflect the operations of SRNJ. The acquisition resulted in costs in excess of the fair value of the net assets acquired of $399,838.

      The following unaudited pro forma results of operations present on the purchase basis of accounting the consolidated operating results of the Company from continuing operations for the years ended December 31, 1996 and 1995 as if the mergers with CompLink and SRNJ had taken place on January 1, 1995 and reflect the historical results of operations of the purchased businesses adjusted for goodwill amortization and increased common shares outstanding from the merger. The pro forma results do not include the operations of the discontinued business segment (see note 3).

                                                                  Unaudited
                                                       Years Ended
                                                      December 31,
                                          --------------------------------------
                                               1996             1995
                                          --------------------------------------
                                          (in thousands except per share data)

   Revenues                                  $33,995          $27,318
                                             ========         ========

   Net loss from continuing operations       ($2,652)         ($3,407)
                                             ========         ========

   Net loss per share
     from continuing operations               ($0.41)          ($0.52)
                                             ========         ========

   Weighted average common
     shares outstanding                        6,443            6,443
                                             ========         ========

      The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period, or the results which may occur in the future.

(2)   SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES:

      BUSINESS SEGMENTS:
      The Company's sole business segment at December 31, 1996 was networked computer services. Prior to December 31, 1996 the Company also operated in the software development and distribution business. Upon completion of the sale of the WorldLink product technology, the Company ceased operations in this business segment (note 3).

      PRINCIPLES OF CONSOLIDATION:
      The accompanying financial statements include the accounts of America's Work Exchange and Netplex Systems, Inc. (formerly the Netplex Group, Inc.) prior to the merger on June 7, 1996, and the accounts of The Netplex Group, Inc. (formerly CompLink, Ltd.) and its wholly-owned subsidiaries Netplex Systems, Inc. (formerly the Netplex Group, Inc.), America's Work Exchange, Software Resources of New Jersey, and Technology Development

      Systems, subsequent to the merger. All significant intercompany balances and transactions have been eliminated.

      REVENUE RECOGNITION:
      The majority of the Company's revenues are from time and materials contracts. These revenues are recognized when the services are performed and the costs are incurred. Revenues related to fixed price contracts are recognized on a percentage of completion basis. Revenues for maintenance contracts are recognized ratably over the service period of the underlying contract. Deferred revenue represents the unearned portion of maintenance contracts and amounts billed in advance of customer acceptance, in accordance with the terms of the contract. The Company records loss provisions for its contracts, if required, at the time that such losses are identified.

      CASH AND CASH EQUIVALENTS:
      The Company considers all highly liquid investments with a maturity, at date of purchase, of three months or less to be cash equivalents. Cash equivalents at December 31, 1996 are comprised of money market accounts, and at December 31, 1995 are comprised of money market accounts and a demand deposit and mutual fund account. Substantially all of the Company's cash and cash equivalents at December 31, 1996 are invested in two banks.

      PROPERTY AND EQUIPMENT:
      Property and equipment is recorded at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets which range from 3 to 7 years. Property and equipment under capital leases are stated at the present value of the minimum lease payments and are amortized using the shorter of the lease term or the estimated useful life. Expenditures for repairs and maintenance are charged to operations as incurred.

      Depreciation and amortization expense related to property and equipment was $318,865 and $19,058 for the years ended December 31, 1996 and 1995.

      IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:
      The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

      EXCESS COSTS OVER NET ASSETS ACQUIRED:
      Excess costs over net assets acquired (goodwill) resulting from AWE's acquisition of SRNJ is being amortized on a straight-basis over a recovery period of 15 years. The Company assesses the potential impairment and recovery of goodwill on an annual basis and more frequently if factors dictate. Management forecasts are used to evaluate the recovery of goodwill through determining whether amortization of the goodwill can be recovered through the undiscounted operating cash flow (cash flow excluding goodwill amortization, non recurring charges and interest expense) . If an impairment of goodwill appears to have occurred, impairment is measured based on projected discounted operating cash flow (excluding goodwill amortization, non recurring charges and interest expense) using a discount rate reflecting the Company's cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The Company may assess the net carrying amount of goodwill using internal and or independent valuations.

      Accumulated amortization of goodwill related to the purchase of SRNJ at December 31, 1996 was $26,656 and none at December 31, 1995. In connection with the Company's decision to discontinue its software development and distribution segment (note 3), the Company wrote off the remaining balance of the goodwill of $255,407 associated with CompLink's acquisition of TDS.

      INCOME TAXES:
      Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates, that are applicable to the future years in which the deferred tax assets or liabilities are expected to be settled or realized. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.

      EARNINGS (LOSS) PER SHARE:
      Earnings (loss) per common share amounts were computed by dividing earnings (loss) after deduction of preferred stock dividends by the weighted average number of common shares outstanding. The effect of average common stock equivalents (stock options and warrants) outstanding has not been considered, as their effect on the computation is not dilutive. Weighted average common shares outstanding were 5,026,306 and 3,197,306 for the years ended December 31, 1996 and 1995, respectively.

      STOCK OPTIONS:
      Prior to January 1, 1996, the Company accounted for its 1992 Incentive Stock Option plan ("ISO Plan") and the 1995 Director's Stock Option plan (the "Director's Plan") in accordance with the provisions of APB Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the grant date. Alternatively, SFAS No. 123 ("SFAS 123") also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and in future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS 123 for the ISO and Director's Plans.

      The Company's 1995 Consultant's Plan (the " Consultant's Plan") allows for the granting of options to both employees and individuals who are not employees of the Company. The Company accounts for the options granted to non-employees based on the provisions of SFAS 123.

      USE OF ESTIMATES:

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)   DISCONTINUANCE OF  BUSINESS SEGMENT:
      In December 1996, the Company made the decision to discontinue its software development and distribution segment, through the sale of TDS's interest in its WorldLink product technology ("WorldLink"). WorldLink represented the primary asset offering of the Company's software development and distribution segment. The operations of the software development and distribution segment have been treated as discontinued operations in accordance with the provisions of Accounting Principles Board Opinion No. 30 (APB 30). Pursuant to APB 30, the revenue, costs and expenses have been excluded from their respective captions in the Company's consolidated statements of operations and the net results have been reported separately as income from discontinued operations.

      On December 31, 1996, the Company completed the sale of its interest in WorldLink to Xcellenet, Inc. for an aggregate sale price of approximately $2.5 million, net of expenses paid related to the sale of approximately $500,000. The remaining net assets of TDS were written down to their net realizable values and consist primarily of accounts receivable and furniture and equipment, which the Company plans to use in its continuing operations.

(4)   PROPERTY AND EQUIPMENT:
      Property and equipment consists of the following:

                                                           December 31,
                                                    ----------------------------
                                                         1996           1995
                                                    ------------   ----------

      Computer software                             $   464,318    $  21,750
      Computer and office equipment                     460,422      190,475
      Furniture and fixtures                            212,561            -
      Equipment under capital leases                    247,100            -
      Leasehold Improvements                             46,934       16,033
                                                    ------------   ----------
                                                      1,431,335      228,258

      Accumulated depreciation and amortization
                                                      (340,718)     (21,853)
                                                    ------------   ----------

      Property and equipment, net                    $1,090,617     $206,405
                                                    ============   =========

      Computer software at December 31, 1996, includes $407,337 of software that was developed for internal usage. Such software was placed in to service in January 1997 and will be amortized over a 3 year useful life. Accumulated depreciation includes $29,125 related to assets under capital leases at December 31, 1996 and none at December 31, 1995.

(5)   ACCRUED EXPENSES:
      Accrued expenses consists of the following:

                                                        December 31,
                                             -----------------------------
                                                      1996         1995
                                             ---------------   ------------

      Payroll and employee benefits          $    3,592,795    $ 2,646,141
      Costs of discontinued segment                 704,890
                                                                         -
      Merger costs                                  466,432
                                                                         -
      Other                                         402,067        204,787
                                             ---------------   ------------

                                             $    5,166,184    $ 2,850,928
                                             ===============   ============

 (6)  NOTES PAYABLE TO BANK:
      The Company entered into a line of credit facility with a bank that expires on July 1, 1997. This line of credit facility provides for advances of 75% of eligible accounts receivable (as defined in the agreement) up to $750,000. Amounts borrowed bear interest at the bank's reference rate of prime (8.5%) plus 1% . The line of credit is personally guaranteed by the Company's Chief Executive Officer. The Company had no outstanding advances on the line of credit at December 31, 1996.

      The Company entered into a $500,000 bank line of credit agreement in 1995 that expired on June 28, 1996. This line of credit provided for advances on the line of credit of 80% of the eligible accounts receivable (as defined) up to $500,000. Under this agreement, the Company was required to maintain certain levels of tangible net worth, among other financial covenants. The Company was not in compliance with certain of its debt covenants at December 31, 1995 and the line of credit was due on demand. The borrowing agreement was collateralized by the Company's assets and was personally guaranteed by two stockholders of the Company. The amount outstanding under the line of credit at December 31, 1995 was $100,000.

(7)   INCOME TAXES:
      The components of the income tax expense (benefit) consists of the following for the years ended December 31, 1996 and 1995:

                               1996              1995
                            -------           ---------

          Deferred         $(34,000)             $12,000
                            -------           ---------

      The reconciliation between the actual income tax expense and income tax computed by applying the statutory federal income tax rate to earnings before provision for income taxes for the year ended December 31, 1996 and 1995 is as follows:

                                                              1996       1995
                                                            --------    --------

      Computed "expected" tax (benefit) on income
          from continuing operations                       $(857,298)  $(24,748)
      Change in valuation allowance for deferred tax
         assets allocated to income tax expense              823,298          -
      Net operating loss carryforward                              -     34,948
      Other                                                        -      1,800
                                                            --------    --------
                                                           $(34,000)    $12,000
                                                            --------     -------

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                               1996          1995
                                                           -----------   ----------
Deferred tax assets:
     Net operating loss carryforwards                      $3,000,372       $51,000
     Research and development credit carryforwards            187,186
                                                                                  -
     Excess tax basis over book of  net assets acquired       199,920
                                                                                  -
     Allowance for doubtful accounts receivable                74,540        18,000
                                                                                  -
     Accrued liabilities, not presently deductible            496,133
                                                                                  -
     Other                                                     69,804        16,000
                                                           -----------   -----------
          Total gross deferred tax assets                   4,027,955        85,000
          Less valuation allowance                         (3,995,875)      (85,000)
                                                           ------------  -----------
             Net deferred tax asset                            32,080             -
                                                           ===========   ===========

Deferred tax liabilities:
     Obligation under capital leases                         (12,852)             -
     Other                                                   (19,228)       (34,000)
                                                           ===========   ===========
          Total deferred tax liabilities                     (32,080)       (34,000)
                                                           ===========   ===========

          Net deferred tax asset (liability)               $       -       ($34,000)
                                                           ===========   ===========

      The net change in the valuation allowance was an increase of $3,910,875 in 1996 and an increase of $73,000 in 1995. The Company has provided a valuation allowance for the majority of its deferred tax assets at December 31, 1996 and 1995 since the Company could not conclude that it was more likely than not that it would realize these assets due principally to the Company's history of losses.

      As of December 31, 1996 the Company has net operating loss carry forwards (NOL's) for federal income tax purposes of approximately $10,400,000 . Additionally, the Company has $187,000 of research and development tax credits available to offset future taxable income. The NOL's and credit carryforwards expire primarily in 2007 through 2011. The future annual usage of approximately $9,600,000 these NOL's and credits for income tax purposes are subject to annual limitations and may not be fully utilized for tax purposes due to the change in ownership resulting from the Company's merger in 1996. In addition, approximately $9,600,000 of these NOL's and credits and may only be used to offset future taxable income of the accounting acquiree.

(8)   COMMITMENTS:

      EMPLOYMENT AGREEMENTS:
      On June 7,1996, in connection with the closing of the merger, the Board of Directors approved three-year employment agreements with the Chairman and Chief Executive Officer and three executives of Netplex and AWE that provide for aggregate base salaries ranging from $110,000 to $150,000 with annual bonuses up to 60% of base salary based of the Company's financial and operating performance, subject to Board approval. These agreements expire on June 6, 1999.

      In November 1995, the Company approved a consulting agreement between the Company and its Chief Executive Officer (CEO), Mr. Gene Zaino, for services to be rendered to CompLink in connection with the merger. Mr. Zaino received $5,425 per month under this agreement through its termination upon the completion of the merger.

      OBLIGATIONS UNDER LEASES:
      The Company leases computer equipment, furniture, vehicles and office facilities under long-term lease agreements. The following is a schedule of future minimum lease payments for capital and non cancelable operating leases (with initial terms in excess of one year) as of December 31, 1996:

                                                    Capital        Operating
         Year ending December 31:                    leases           leases
                                                     ------           ------

                            1997                    $106,347      $   556,354
                            1998                      78,787          534,401
                            1999                      60,090          523,484
                            2000                           -          428,925
                         Thereafter                        -          124,364
                                                    ---------     -----------

         Total  minimum lease payments               245,224       $2,167,528
                                                                  ============

         Less: amount representing interest           28,208
                                                    ---------

         Present value of minimum lease payments    $217,016
                                                    =========

      Total rent expense was approximately $577,250 and $166,229 for the years ended December 31, 1996 and 1995, respectively.

(9)   CLASS A CUMULATIVE, CONVERTIBLE PREFERRED STOCK:
      0n September 19, 1996, the Company raised approximately $3,000,000 through the completion of a private placement offering of units of equity securities. Each unit of equity securities consists of one share of Class A cumulative, convertible preferred stock (the "preferred stock") and one common stock warrant to purchase one share of the Company's common stock at an exercise price of $2.50.

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

      The preferred stock has a per share liquidation preference of the greater of: (i) two times the stated value of the preferred stock (stated value is $2 per share) plus any accrued and unpaid dividends, or (ii) the amount that would have been received if such shares were converted to common stock on the business day immediately prior to liquidation.

      Each warrant issued in connection with the private placement becomes exercisable on March 19, 1997 and expires on September 19, 2001. The Company has the right to call the warrants at a redemption price of $.01 per share upon: (1) registration of the shares underlying the warrant, and
      (2) 30 days written notice given at any time upon attaining certain per share trading prices and sustaining such prices for a specified period.

      On December 31, 1996, the Company declared a dividend payable of approximately $0.056 per share to all holders of record of the preferred stock on January 15, 1997. Accordingly, the Company accrued a dividend payable of approximately $98,000 at December 31, 1996.

(10)  COMMON STOCK AND WARRANTS:
      Pursuant to an agreement dated March 25, 1992, the Company sold 100,000 units each consisting of one share of common stock and one warrant with an aggregate purchase price of $250,000 and issued an additional 120,000 warrants, with provisions identical to those issued with the units. Each warrant is exercisable at any time through March 23, 1997, and entitles the holder to purchase one share of common stock at $3.00 per share. All of these warrants are exercisable at December 31, 1996. On March 27, 1997, the term of 170,000 of these warrants was extended until March 27, 1998.

      In an initial public offering (IPO), effective March 10, 1993, the Company sold 1,150,000 units, each consisting of one share of common stock and one redeemable common stock purchase warrant (Warrant) at an aggregate purchase price of $5,750,000. Net proceeds to the Company were $4,666,367. Each Warrant entitled the holder to purchase, through March 10, 1999, one share of common stock at $5.25 per share. In September 1993, the Company called for redemption its publicly traded warrants issued in connection with its initial public offering. The Company received net proceeds of $5,996,838 from the exercise of 1,143,690 common stock warrants.

      In connection with the IPO, the Company sold to the underwriters for $100 the right to purchase up to an aggregate of 100,000 unit purchase options (Units). The Units are exercisable initially at $6.00 per Unit through March 1998. The Units are identical to those offered in the IPO, except that the warrants may not be redeemed by the Company. The Units contains anti-dilution provisions providing for adjustments to the exercise price upon the occurrence of certain events. In connection with the merger of the Company with Netplex, the Unit exercise price was reduced from $6.00 to $2.40 per share from the effects of this anti-dilution provision. The exercise price of the underlying warrants remained at $5.25 per share. All of these units are exercisable at December 31, 1996.

      In connection with the merger of the Company with Netplex, effective April 11, 1996, the Company provided its underwriters with warrants to purchase up to 125,000 shares of the Company's common stock. Each warrant entitles the holder to purchase, through April 10, 2001, one share of common stock at an exercise price of $3.50 per share. All of these warrants are exercisable at December 31, 1996. The fair value of these warrants of approximately $170,000 at the date of grant was recorded in conjunction with the merger and as a result, did not have an impact on the Company's equity.

      In connection with the merger of the Company with Netplex, effective June 7, 1996, the shareholders of Netplex were granted warrants to purchase up to 150,000 shares of the Company's common stock. Each warrant entitles the holder to purchase, through June 6, 2001, one share of common stock at an exercise price of $2.50 per share. These warrants became exercisable on October 7, 1996. The fair value of these warrants of approximately $270,000 at the date of grant was recorded in conjunction with the merger and as a result, did not have an impact on the Company's equity.

      In connection with the Class A cumulative, convertible preferred stock private placement, the Company provided the underwriters for the private placement with the option to purchase up to 87,500 units, each consisting of one share of $.01 par value Class A cumulative, convertible preferred stock and one common stock purchase warrant. These units are exercisable at $2.00 per share and are identical in all respects to the units sold in the private placement transaction. The 87,500 units are all exercisable at December 31, 1996. The common stock purchase warrants became exercisable on March 19, 1997.

(11)  STOCK OPTIONS:
      As of December 31, 1996, the Company maintains three stock option plans; the 1992 Incentive Stock Option Plan (ISO Plan), the 1995 Director's Stock Option Plan (Director's Plan) and the 1995 Consultant's Stock Option Plan (Consultant's Plan).

      The ISO Plan includes both incentive and non-qualified stock options. The Board of Directors may grant stock options to employees to purchase up to 3,000,000 shares of the Company's authorized but unissued common stock. Stock options are granted with an exercise price equal to the market price on the date of grant. All stock options expire 10 years from grant date (5 years in the case that the optionee is a holder of more than 10% of the voting stock of the Company). The options vest and become fully exercisable after 3 years from the date of grant. At December 31, 1996, there were 587,500 shares available for grant under this plan.

      The per share weighted-average fair value of the ISO Plan stock options granted in 1996 and 1995 was $1.83 and $2.06, on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: 1996 - expected dividend yield 0.0%, expected volatility 44%, risk-free interest rate of 6.70%, and an expected life of 10 years; 1995 - expected dividend yield 0.0 %, expected volatility 44%, risk-free interest rate of 6.14%, and an expected life of 10 years.

      The Director's Plan authorizes the Board of Directors to grant each director options to purchase up to 15,000 shares of the Company's authorized but unissued common stock, upon election to the Board, and award aggregate options to purchase up to 100,000 shares of the Company's authorized but unissued common stock. The terms of option grants for the Director's Plan are identical to those of the ISO plan, except that the vesting period for the Director's Plan is at the Board's discretion. Option grants under this Plan from inception to date have contained three year vesting periods. At December 31 ,1996, there were 40,000 shares available for grant under this Plan.

      The per share weighted-average fair value of the Director's Plan stock options granted in 1996 and 1995 was $1.67 and $2.35, on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: 1996 - expected dividend yield 0.0%, expected volatility 44%, risk-free interest rate of 6.81%, and an expected life of 10 years; 1995 - expected dividend yield 0.0%, expected volatility 44%, risk-free interest rate of 6.48%, and an expected life of 10 years.

      The Consultant's Plan authorizes the Board of Directors to grant individuals who are not eligible for the ISO or Director's Plans stock options to purchase up to 800,000 shares of the Company's authorized but unissued common stock. The exercise price, terms of the option grant and vesting period for the Consultant's Plan stock options are at the Board's discretion. As of December 31, 1996, the Company had granted no options under this Plan.

      The Company applies APB Opinion No. 25 in accounting for its ISO and Director's Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                             1996         1995
                                          ---------      -------
                                      (in thousands except per share data)

      Net loss - As reported              ($1,999)      ($  85)
                                          =========     ========
      Net loss - Pro forma                ($3,462)       ($353)
                                          =========     ========

      Net loss per share - As reported     ($0.41)      ($0.03)
                                          =========     ========
      Net loss per share - Pro forma       ($0.71)      ($0.11)
                                          =========     ========

      Weighted average common
        shares outstanding                  5,026        3,197
                                          =========     ========

      Pro forma net income reflects only the option grants in 1996 and 1995. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the option's vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

      Stock option activity for the Plans during the periods indicated is as follows:

                                                                                                     Weighted - Average
                                                                     Number of shares                  Exercise Price
                                                            ------------------------------------------------------------------
                                                                  ISO            Director's         ISO          Director's
                                                                 Plan               Plan            Plan            Plan
                                                            ----------------    -------------   -------------   --------------

                 Balance at December 31, 1994                       370,000                            $5.32         $      -
                                                                                           -

                        Granted                                     464,500           30,000            2.00             3.56
                        Exercised
                                                                          -                -               -                -
                        Forfeited/Canceled                        (110,000)                             6.13
                                                                                           -                                -
                        Expired
                                                                          -                -               -                -
                                                            ----------------    -------------   -------------   --------------

                 Balance at December 31, 1995                       724,500           30,000           $3.07            $3.56

                        Assumed in Merger                         1,691,000                             2.95
                                                                                           -                                -
                        Granted                                     233,000           30,000            2.75             2.50
                        Exercised
                                                                                           -               -                -
                        Forfeited/Canceled                        (236,000)                             5.50
                                                                                           -                                -
                        Expired
                                                                                           -               -                -
                                                            ----------------    -------------   -------------   --------------

                 Balance at December 31, 1996                     2,412,500           60,000           $2.86            $3.03
                                                            ================    =============   =============   ==============

      ISO PLAN OPTIONS:
      At December 31 ,1996, the range of exercise prices for the options granted under the ISO plan was $2.00-$6.13 and the weighted average remaining contractual life of those options was 6 years. At December 31, 1996 and 1995, the number of options exercisable under the ISO Plan totaled 867,167 and 150,000, respectively. The weighted average exercise price of those options was $3.00 and $4.13, respectively.

      DIRECTOR'S PLAN OPTIONS:
      At December 31, 1996, the range of exercise prices for options granted under the Director's Plan was $2.50- $3.56 and the weighted-average remaining contractual life of those options was 8 years. At December 31, 1996, the number of options exercisable under the Director's Plan totaled 15,000 and the weighted-average exercise price of those options was $3.56. No options were exercisable under the Director's Plan at December 31, 1995.

(12)  RELATED PARTY TRANSACTIONS:
      The Company contracted with an entity owned by a shareholder of the Company, for the development of a certain software used in the Company's technical staffing operations. The Company paid the shareholder $150,000 in 1996 and has a remaining obligation of $62,000 (recorded as accounts payable) at December 31, 1996, related to the development of this software.

      A director of the Company, is a Vice President of the underwriter (the "Underwriter") of the private placement completed by the Company on September 19, 1996 (see note 9). The Company paid the Underwriter $432,500 for fees associated with the completion of this transaction.

      The Company paid $17,900 for accounting, tax and consulting services in 1996 to a CPA firm in which a partner of this firm is a director of the Company since July 1996.

(13)  LITIGATION:
      The Company is subject to a number of lawsuits and claims arising out of the conduct of its business, including those relating to the discontinuance of its software development and distribution segment. Management believes that the probable resolution of such matters will not materially affect the financial position, results of operations or cash flows of the Company.

(14)  EMPLOYEE BENEFIT PLANS:
      During 1996, the Company sponsored a 401(k) retirement plan ("the Plan") under which substantially all full-time employees were eligible to participate. The Company made no matching contributions to the Plan during 1996.

      The Company's subsidiary provided a profit sharing plan and a 401(k) plan for its employees during 1996. The subsidiary contributed 10% of the employees salary to the profit sharing plan and matched 100% of the employees voluntary contributions to the 401(k) plan. The Company's contributions to the profit sharing plan and to the 401(k) plan during 1996 were $1,653,964 and $628,333, respectively. The Company made no contributions to these plans in 1995.

      On January 1, 1997, the Company's and the subsidiary's 401(k) plans were merged. Under the merged Plan, all full time employees with over 1000 hours of service to the Company or its subsidiaries are eligible to participate. The Company matches one-half of the employees voluntary contributions up to a maximum Company contribution of 5% of a participant's salary.

      The Company does not provide any post retirement or any post employment benefits.