Form 10KSB/A
period 1996-12-31
NETPLEX GROUP INC
filed 1997-04-30
CIK 888028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-KSB-A
(Mark One)


/ / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the year ended December 31, 1996


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________________ to _______________

                         Commission file number 1-11784

                 The Netplex Group, Inc. (f/k/a CompLink, Ltd.)
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              New York                                   11-2824578
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                         identification no.)

8260 Greensboro Drive, 5th floor, McLean, VA           22102
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)

Issuer's telephone number, including area code: (703) 356-3001

Securities registered under Section 12(b) of the Exchange Act:


================================================================================
       Title of Each Class        Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------

Common Stock, $.01 par value     The NASDAQ SmallCap Market and the Boston Stock
                                 Exchange
================================================================================

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent year   $33,524,679

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the voting stock as sold, or the average bid and asked prices of such stock, as of April 25, 1997 (See definition of affiliate in Rule 12b-2 of the Exchange Act). $15,836,919


Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

As of April 25, 1997, the are 6,542,903 shares of the Company's Common Stock outstanding.

This report consists of X consecutively numbered pages (inclusive of all exhibits and including this cover page). The Exhibit Index appears on page 10.

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

The following table sets forth the ages of the Executive Officers and the members of the Board of Directors and the positions they hold with The Netplex Group, Inc., a New York Corporation (the "Company"):


Name                          Age                         Position
----                          ---                         --------

Gene Zaino                     39      President,  Chief  Executive  Officer and
                                       Chairman

Robert Skelton                 35      Vice President - Human Resources, General
                                       Counsel and Secretary

Matthew Jones                  35      Chief Financial Officer and Treasurer

Richard Goldstein (1)(2)       50      Director

Howard Landis (1)              44      Director

Neil Luden                     41      Director

Deborah Novick (2)             32      Director

------------------
(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee

Gene Zaino has been a Director of the Company since August 1995 and became its Chief Executive Officer and Chairman upon completion of the merger with The Netplex Group, Inc., a Virginia corporation ("Netplex") and America's Work Exchange, Inc. ("AWE") in June 1996. From November 1995 through the completion of the merger, Mr. Zaino functioned in the capacity of Chief Executive Officer. Mr. Zaino started his career at KPMG Peat Marwick LLP in 1980. He was a founding partner of Evernet Systems, Inc. which was acquired by Control Data Systems, Inc. in 1993. In January 1994, Mr. Zaino developed the business plan which lead to the formation of Netplex. Mr. Zaino is a Graduate of the University of Pennsylvania, Wharton School and is a Certified Public Accountant.

Robert Skelton joined the Company as its Vice President of Human Resources and General Counsel in September 1996 and became its Secretary in November 1996. From November 1990 to June 1996, Mr. Skelton served in similar capacities for Central Atlantic Toyota Distributors, Inc., and Quality Port Processors, Inc., subsidiaries of Toyota Motor Sales, USA. From July 1986 through October 1990, Mr. Skelton was an attorney with the law firm of Webster, Chamberlain & Bean in Washington D.C.. Mr. Skelton holds a Bachelors of Arts in Political Science and Modern Language from Union College and a Juris Doctor from George Washington University. Mr. Skelton is an Attorney and a member of the District of Columbia, Maryland, and Virginia Bars.

Matthew Jones joined the Company as its Chief Financial Officer in September 1996 and became its Treasurer in November 1996. From August 1992 through August 1996, Mr. Jones served as the Director of Finance for Telos Corporation, a Virginia based Systems integrator and Computer services provider. From July 1984 to August 1992, Mr. Jones was employed in various capacities with Price Waterhouse - lastly as an Audit Manager. Mr. Jones holds a Bachelors of Science in Business Administration - Accounting from California State University, Northridge and is a Certified Public Accountant. Richard Goldstein has served as a Director of the Company since July 1996. Mr. Goldstein has been a Partner of Tocci, Goldstein and Company, L.L.P., a New York City based C.P. A. firm since 1992. Prior thereto, Mr. Goldstein was a Tax Partner with KPMG Peat Marwick LLP. Mr. Goldstein holds a Bachelor of Business Administration in Accounting and Master of Business Administration in Taxation from the City University of New York and is a Certified Public Accountant.

Howard Landis became a Director of the Company in June 1996. Mr. Landis has been serving as the General Partner of five venture capital limited partnerships for more than five (5) years and as such he is responsible for initiating and monitoring investments on behalf of the partnerships. Mr. Landis also serves as a Director on a number of privately held Corporations. Mr. Landis has a M.B.A. from Harvard University and is a Certified Public Accountant.

Neil Luden is currently a consultant to the Company and has served in various capacities with the Company since June 1992. From June 1996 until April 1997, Mr. Luden served as a Vice President and Director. From December 1992 through the Company's Merger with Netplex and AWE in June 1996, he served as President of the Company and a Director. Prior thereto, from March 1990 to June 1992 he was president and the sole stockholder of ALN Enterprises, Inc., a financial and business consulting firm. From June 1983 to March 1990, Mr. Luden was employed in various capacities with Prudential-Bache Securities, Inc., lastly as a Vice President--Systems. Mr. Luden is a graduate of St. Johns University.

Deborah Novick has been a Director of the Company since August, 1995 and has served in a variety of capacities at GKN Securities Corp., a New York based investing banking company, since August 1992, including most recently Senior Vice President -- Investment Banking. Prior thereto, Ms. Novick was a Senior Analyst with Value Line, Inc. from August 1989 until August 1992. Ms. Novick holds a M.B.A. from Cornell University.


Item 10.  Executive Compensation

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid Gene Zaino, the President and Chief Executive Officer of the Company. In June 1996, the Company merged with the Netplex and AWE. Compensation paid for periods prior to June 1996 constitutes compensation paid by Netplex or AWE. The Company had no executive officer, other than Mr. Zaino, whose salary exceeded $100,000 for year ended December 31, 1996. The total compensation paid to all executive officers of the Company in the year ended December 31, 1996 was $201,000.


                                             Summary Compensation Table

                                                                                           Long-Term
                                                                                         Compensation
                                                   Annual Compensation(1)                   Awards
                                                                                         ------------
                                                                                          Securities
                               Fiscal                                 Other Annual        Underlying         All Other
Name and Principal Position     Year        Salary($)    Bonus(S)     Compensation($)     Options(#)     Compensation($)(2)
---------------------------     ----        ---------    --------     ---------------     ----------     ------------------

Gene Zaino, President           1996      $116,423           - 0 -             - 0 -          - 0 -         $27,125

                                1995      $ 86,100           - 0 -             - 0 -         615,000        $ 5,425(2)

                                1994      $ 48,462           - 0 -             - 0 -          - 0 -           - 0 -

-----------------------
(1) Mr. Zaino is employed under an employment agreement pursuant to which he is paid a base salary of $130,000 per annum. See "Executive Compensation -- Employment and Related Agreements."

(2) Mr. Zaino received $5,425 per month from November 1995 through June 1996 pursuant to a consulting agreement with the Company

Stock Option Grants

The Company did not grant any options to Mr. Zaino in the fiscal year ended December 31, 1996. As part of the merger, Mr. Zaino exchanged options that he held in Netplex and AWE for options to purchase an aggregate of 600,000 shares of Common Stock at exercise prices ranging from $2.90 to $2.98 per share.

Fiscal Year End Option Values

No options were exercised by Mr. Zaino in the fiscal year ended December 31, 1996. The following table sets forth certain information regarding the options held by Mr. Zaino at December 31, 1996.


          Aggregate Option Exercises and Fiscal Year-End Option Values

                                 Number of Securities
                                      Underlying                              Value of Unexercised
                                Unexercised Options at                       In-the-Money Options at
                                 December 31, 1996(1)                        December 31, 1996($)(1)
                                 --------------------                        -----------------------
        Name           Exercisable                Unexercisable     Exercisable                Unexercisable
        ----           -----------                -------------     -----------                -------------
Gene Zaino             207,500                       407,500         $59,333                    $118,667

--------------

(1) At December 31, 1996 the closing price of the Company's Common Stock as reported by the NASD OTC Electronic Bulletin Board was approximately $3.25.


Employment and Related Agreements

Mr. Zaino is employed under a three-year employment agreement, effective as of June 7,1996, pursuant to which he is paid a base salary of $130,000 per annum, subject to increase by the Company's Board. Mr. Zaino may also receive an annual bonus at the sole discretion of the Company's Board, based upon the financial and operating performance of the Company.

The Company obtained key-person life insurance in the amount of $1 million on the life of Mr. Zaino.

Directors' Compensation

Directors receive no fees or other for attendance at meetings of the Company's Board.

The Company has created the 1995 Directors' Stock Option Plan (the "Directors' Plan") pursuant to which any Director of the Company who is not a full or part-time employee of the Company may be eligible to participate in the Directors' Plan. To date, options to purchase 60,000 shares at exercise prices ranging from $2.50 to $3.5625 per share have been granted to Directors.

Board of Directors Interlocks and Insider Participation

The Company's Board has a Compensation Committee consisting of Mr. Goldstein and Mr. Landis and an Audit Committee consisting of Mr. Goldstein and Ms. Novick and there are no Board of Directors interlocks.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning ownership of the Company's Common Stock, as of April 25,1997, by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each nominee for Director, each executive officer and by all directors and executive officers of the Company as a group.

  Name of Beneficial Owner             Number of Shares of Common Stock
                                          Beneficially Owned (1)


                                       Number                      Percent
                                       ------                      -------

Gene Zaino                            1,529,850(2)                   22.5%

Stan Fisher                           481,753(3)                      7.3%

Michael O'Connor                      483,089(4)                      7.3%

Scott Pagoda                           621,072                        9.5%
PO Box 10229
Zephyr Cove, NV 89448

John Thompson                         355,746(5)                      5.3%

Deborah Novick                         8,750(6)                         *

Richard Goldstein                         0                             -

Neil Luden                            100,000(7)                        *

Howard Landis                         50,000(8)                        -

Matthew Jones                             0                            -

Robert Skelton                            0                          24.2%

All directors and                    1,688,600(9)                    24.2%
   executive officers as a
   group(7 persons)

------------------------
*  Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Based on a review of Schedules 13G and 13D that have been filed and delivered to the Company, the Company is not aware of any 5% beneficial holders of its Common Stock, other than the persons specified in the table above.

(2)  Includes 265,920 shares of Common Stock, subject to options or warrants.

(3) Includes 53,142 shares of Common Stock subject to options or warrants. Mr. Fischer is an employee and member of the senior management team of the Company but is not an Executive Officer.

(4) Includes 93,028 shares of Common Stoc subject to options or warrants. Mr. O'Connor is an employee and a member of the senior management team of the Company but is not an Executive Officer.

(5) Includes 135,094 shares of Common Stock subject to options or warrants. Mr. Thompson is an employee and a member of the senior management team of the Company but is not an Executive Officer.

(6)  Consists of 8,750 shares of Common Stock subject to options or warrants.

(7)  Consists of 100,000 shares of Common Stock subject to options.

(8)  Consists of warrants to purchase 50,000 share of Common Stock

(9)  Includes 424,670 shares of Common Stock subject to options or warrants.

Item 12.   Certain Relationships and Related Transactions

The Company contracted with an entity owned by Scott Pogoda, a five percent shareholder for the development of the software to used to maintain the Company's Centralized National Technical Database. The Company paid Mr. Pogoda $150,000 and has a remaining obligation of $62,000 at December 31, 1996 related to the development of this software.

Ms. Novick is a Vice President of the Placement Agent of the 1996 Private Placement. The Company paid the Placement Agent $432,500 in fees associated with the completion of this transaction.

The Company paid $17,900 for accounting, tax and consulting services in 1996 to a CPA firm in which Mr. Goldstein is a Partner.


Item 13.   Exhibits and Reports on Form 8-K.

(a)  Exhibit
     No.
          2.1       Agreement and Plan of Reorganization and Merger dated as
                    of November  20, 1995 by and among the Netplex  Group,  Inc.
                    America's Work Exchange, Inc. and the Company.**
          3.1       The   Company's   Amended  and   Restated   Certificate   of
                    Incorporation. ***
          3.2       The  Company's  By-laws.**
          3.3       Amendment to the Company's Amended and Restated  Certificate
                    of Incorporation *
          4.1       Form of Common Stock
                       Certificate***
          4.5       Form of Warrant issue to investors in  connection  with 1992 bridge financing.***
          4.6       Form of Unit Purchase  Option granted to the  Underwriter of the Company's initial public offering.**
          4.7       Form of  Purchase  Option  granted  to  Placement  Agent  in connection with the 1996 Private Placement.*****
          4.8       Form of Warrant  issued in connection  with the 1996 Private
                    Placement.****
          4.9       Certificate of Designation for the preferred stock.****
         10.5       1992 Incentive and Non-Qualified Stock Option Plan.**
         10.6       Amendment to 1992 Incentive and  Non-Qualified  Stock Option
                    Plan.**
         10.9       Form of  Indemnification  Agreement between the Officers and
                    Directors of the Company and the Company.**
        10.10       1995 Director's Stock Option Plan.*****
        10.11       1995 Consultant's Stock Option Plan.*****
        10.12       Employment Agreement between the Company and Gene Zaino*
        10.13       Agreement by and among  XcelleNet,  Inc., The Netplex Group,
                    Inc. and Technology Development Systems, Inc. dated November
                    5, 1996.******
        11          Computation Re: Per Share Earnings*
        23          Consent of KPMG Peat Marwick LLP.*
        27          Financial Data Schedule.*

  (b) The Company filed one report Form 8-K/A in the quarter ended December 31, 1996, under Item 2 Acquisition and Disposition of Assets.

----------------------
* Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
** Incorporated by reference to the Company's Current Report on Form 8-K, Filed with the Securities and Exchange Commission (the "Commission") on June 7, 1996, as amended.
*** Incorporated by reference to the Company's Registration Statement on Form SB-2, filed the Commission on January 29, 1993 (Commission File No. 33-57546).
**** Incorporated by reference to the Company's Registration Statement on Form S-3, filed the Commission on November 19, 1996 (Commission File No. 333-16423).
***** Incorporated by reference to the Company's Registration Statement on Form S-8, filed with the Commission on December 31, 1996 (Commission File No. 333-19115)
******    Filed Herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of McLean, Commonwealth of Virginia on the 30th day of April 1997.

                                        The Netplex Group, Inc.


                                        By: /s/ Gene Zaino
                                           -----------------------------------
                                           Gene Zaino
                                           Chief Executive Officer