Form 10QSB
period 1997-03-31
NETPLEX GROUP INC
filed 1997-05-15
CIK 888028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended         March 31, 1997
                                                    ----------------------

       (  )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT

                 For the transition period from --------------------------

                         Commission file number 1-11784

                             The Netplex Group, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                NEW YORK                               11-2824578
       -------------------------------       ---------------------------------
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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . X . . No . . . .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 1997, there were 6,577,870 shares of Class A common stock, $.001 par value outstanding.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES



Part I  Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - March 31, 1997 and
                    December 31, 1996.........................................3

        Condensed Consolidated Statements of Operations - Three Months
                    ended March 31, 1997 and March 31, 1996...................4

        Condensed Consolidated Statements of Cash Flows - Three Months
                    ended March 31, 1997  and  March 31, 1996.................5

        Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of Financial Condition
                and  Results of Operations....................................8


Part II Other Information

           Item 1-6 Other Information........................................11


Signatures...................................................................12

                                      (2)

                          Part I. Financial Information
                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       March 31,1997 and December 31, 1996
                                   (Unaudited)

                                Assets
                                                                        March 31,                December 31,
                                                                           1997                      1996
                                                                    -------------------        ------------------
Current Assets:
    Cash and cash equivalents                                          $ 3,544,715              $ 3,691,099
    Accounts receivable, net                                             3,901,284                4,304,662
    Prepaids and other current assets                                      285,136                  350,074
                                                                       -----------              -----------
       Total current assets                                              7,731,134                8,345,835

    Property and equipment, net                                          1,074,750                1,090,617
    Other assets                                                           149,488                   78,988
    Goodwill, net                                                          366,517                  373,180
                                                                       -----------              -----------

       Total assets                                                    $ 9,321,889              $ 9,888,620
                                                                       ===========              ===========


                 Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                   $   845,230              $   936,865
    Accrued expenses                                                     5,656,540                5,166,184
    Deferred revenues                                                      114,389                  329,267
                                                                       -----------              -----------
       Total current liabilities                                         6,616,159                6,432,316

    Other liabilities                                                      244,858                  217,016
                                                                       -----------              -----------

       Total Liabilities                                                 6,861,017                6,649,332

Stockholders' equity:
    Class A cumultative preferred stock;
       $.01 par value; 2,000,000 authorized,
       1,650,000 shares outstanding in 1997
        and 1,750,000 shares in 1996                                        16,500                   17,500
    Common stock $.001 par value
       20,000,000 authorized,  6,577,870 shares
       outstanding in 1997 and 6,442,903 shares
       in 1996                                                               6,578                    6,443
    Additional paid in capital                                           5,289,842                5,301,542
    Accumulated deficit                                                 (2,852,048)              (2,086,197)
                                                                       -----------              -----------

    Commitments and contingencies

       Total stockholders' equity                                        2,460,872                3,239,288
                                                                       -----------              -----------

       Total liabilities and stockholders' equity                      $ 9,321,889              $ 9,888,620
                                                                       ===========              ===========

   see accompanying notes to the condensed consolidated financial statements

                                       (3)

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                                                  1997                       1996
                                                                            ------------------         ------------------
Revenues                                                                          $ 9,778,312                $ 8,175,821

Cost of Revenues                                                                    8,844,054                  7,547,708
                                                                            ------------------         ------------------

    Gross Profit                                                                      934,258                    628,113

Operating Expenses
    Selling general and administrative expenses                                     1,708,329                    887,071
                                                                            ------------------         ------------------

Operating loss                                                                       (774,071)                  (258,958)

Other income                                                                            8,220                      3,320
                                                                            ------------------         ------------------

Loss before Income Taxes                                                             (765,851)                  (255,638)

Provision for Income taxes                                                                   -                          -
                                                                            ------------------         ------------------

    Net loss                                                                      $  (765,851)               $  (255,638)
                                                                            ==================         ==================

Earnings (loss) per common share:

    Loss per common share                                                         $     (0.12)            $        (0.08)
                                                                            ==================         ==================

   see accompanying notes to the condensed consolidated financial statements

                                       (4)

                    The Netplex Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                                                     1997                       1996
                                                                                 ----------------         -------------
Operating activities:

    Net loss                                                                        $  (765,851)          $  (255,638)
    Adjustments to reconcile net loss to net cash
    (used in)/provided by operating activities
       Depreciation and amortization                                                     77,162                30,138
       Change in assets and liabilites:
             Accounts receivable                                                        403,378               451,075
             Prepaid expenses and other assets                                           (5,561)              (32,027)
             Accounts payable and accrued expenses                                      359,150             1,193,294
             Deferred revenue                                                          (214,878)             (364,417)
                                                                                    -----------           -----------
                 Net cash (used in)/provided by operating activities                   (146,600)            1,022,425

Investing activities:
       Purchases of property and equipment                                              (54,632)              (72,779)
       Proceeds from the exercise of stock options                                       69,934                  --
                                                                                    -----------           -----------
                 Net cash provided by/(used in) operating activities                     15,302               (72,779)

Financing activities:
       Principal payments on capital lease obligations                                  (15,086)                 --
       Repayments on notes receivable from officer                                         --                 (10,000)
                                                                                    -----------           -----------
                 Net cash used in financing activities                                  (15,086)              (10,000)

       (Decrease) increase in cash and cash equivalents                                (146,384)              939,646

Cash and equivalents at beginning of period                                           3,691,099               840,711
                                                                                    -----------           -----------

Cash and equivalents at end of period                                               $ 3,544,715           $ 1,780,357
                                                                                    ===========           ===========

Supplemental information:
    Cash paid (received) during the period for:
       Interest                                                                     $     4,612           $     3,784
                                                                                    ===========           ===========
       Income taxes                                                                 $      --             $      --
                                                                                    ===========           ===========

   see accompanying notes to the condensed consolidated financial statements

                                       (5)

                     THE NETPLEX GROUP, INC. AND SUBIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 1997


(1)   GENERAL
      The accompanying unaudited condensed consolidated financial statements of The Netplex Group, Inc. and Subsidiaries ( "Netplex" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996.

      In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. Interim results are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1997.

      BUSINESS:
      Netplex provides professional technical services that help organizations build, manage and protect networked information systems with the following Network Enabling Services: Virtual Network Integration, Network Systems Management, Support Center Management, Contingency Planning, Information Security and Staff Augmentation. By providing the expertise and information systems to link employees, customers, prospects, suppliers and manufacturers, Netplex helps customers "network-enable" their organization.

      Prior to the  merger  discussed  in  further  detail in note 2 below,  the
      Company  was  in  the  computer  software   development  and  distribution
      business. The Company ceased all software development and distribution activities with the sale of the WorldLink product technology in December 1996.

      BASIS OF PRESENTATION:
      The accompanying financial statements include the accounts of Netplex Systems, Inc. (formerly The Netplex Group, Inc.) America's Work Exchange, Inc. and its wholly owned subsidiary Software Resources of New Jersey, Inc. for the three months ended March 31, 1996 and include the accounts of the Netplex Group, Inc. (formerly CompLink, Ltd..) and its wholly-owned subsidiaries, Netplex Systems, Inc. America's Work Exchange, Software Resources of New Jersey and Technology Development Systems, Inc. for the three months ended March 31, 1997. The operations of Technology Development Systems , Inc. were discontinued in December 1996 with the completion of the sale of the WorldLink product technology.

      EARNINGS (LOSS) PER SHARE:
      Earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options and warrants, using the treasury stock method. The effect of average common stock equivalents (stock options and warrants) outstanding during the period has not been considered, as their effect on the computation is not dilutive. Weighted average common shares outstanding were 6,457,631 and 3,197,608 for the three months ended March 31, 1997 and 1996, respectively.



                                      (6)

(2)   THE MERGER:
      On June 7, 1996 the Company (formerly known as "CompLink") acquired and merged with The Netplex Group, Inc. and America's Work Exchange (collectively referred to as "Netplex") in a reverse merger transaction by issuing approximately 3,245,000 shares of its common stock or 50.4% of the outstanding stock after giving effect for the merger. The agreement also provided for CompLink to issue 1,691,000 options to purchase its common stock in exchange for the 1,691,000 options outstanding to purchase Netplex common stock.

      The merger was accounted for under the purchase method of accounting as a reverse merger, since the shareholders of Netplex, which have common control, received the larger portion of the voting rights of the combined entity. As a result Netplex was deemed the acquirer for accounting purposes.

      The mergers resulted in a recapitalization of the Company, so that the resulting capitalization of the Company after the merger is that of CompLink's giving effect to the issuance of new shares and elimination of CompLink's deficit. In addition, the par value of the Company's common stock was decreased from $0.01per share to $0.001 per share.

      Prior to the merger the Company's fiscal year end was changed from July 31 to December 31. Coincident with the merger, the Company's name was changed from CompLink, Ltd. to The Netplex Group, Inc. The entity known as The
      Netplex Group, Inc. prior to the merger, changed its name to Netplex Systems, Inc.

(3)   LINE OF CREDIT :
      The Company maintains a line of credit facility with a bank that expires on July 1, 1997. This line of credit facility provides for advances of up to 75% of the eligible accounts receivable (as defined in the agreement) up to $750,000. Amounts bear interest at the bank's reference rate of prime (8.5%) plus 1%. The line of credit is personally guaranteed by the Company's Chief Executive Officer. The Company had no outstanding advances under this line as of March 31, 1997 or December 31, 1996.

(4)   CLASS A CUMULATIVE PREFERRED STOCK:
      0n September 19, 1996, the Company raised approximately $3,000,000 through the completion of a private placement offering of units of equity securities. Each unit of equity securities consisted of one share of $.01 par value class A convertible preferred stock (the "preferred stock") and one common stock warrant to purchase one share of the Company's $0.001 par value common stock at an exercise price of $2.50.

      Each share of preferred stock is convertible into one share of common stock at any time, at the discretion of the holder. The preferred stock earns cumulative dividends at 10% per annum, payable on a quarterly basis in either cash or additional shares of preferred stock at the Company's option.

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

      The common stock warrants are presently exercisable until September 19, 2001. The Company has the right to call the warrants at a redemption price of $.01 per share upon: (1) registration of the shares underlying the warrant (2) 30 days written notice given at any time upon attaining certain per share trading prices and sustaining such prices for a specified period.




                                      (7)

       As of March 31, 1997, preferred shareholders have converted 100,000 shares of the Class A preferred stock common stock. No holders of the Company's preferred stock have exercised their warrants. The Company declared cash dividends payable to the holders of record of its preferred stock on January 15 and April 15 of $.056 per share and $0.05 per share, respectively. Accordingly, The Company accrued dividends payable of approximately $98,000 and $82,500 at December 31, 1996 and March 31, 1997, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Netplex Group, Inc. (the "Company") provides professional technical services that help organizations build, manage and protect networked information systems. The Company provides its customers the expertise and information systems to link employees, customers, prospects, suppliers and manufacturers to help customers "network-enable" their organization. Netplex provides the following network enabling services: Virtual Network Integration, Network Systems Management, Support Center Management, Contingency Planning, Information Security and Staff Augmentation. Occasionally, the Company must re-sell technology products in order to deliver customers fully integrated system-solutions as part of its service offerings.

The Company is headquartered in McLean, Virginia and has branch offices in the New York City, Central New Jersey, and Chicago metropolitan markets.

In June 1996, the Company (formerly known as CompLink, Ltd..) acquired and merged (the "Merger") with America's Work Exchange, its wholly owned subsidiary Software Resources of New Jersey, and The Netplex Group, Inc. (collectively referred to as "Netplex") in a reverse merger transaction by issuing approximately 3,245,000 shares of Common Stock, or 50.4% of the Company's then outstanding Common Stock after giving effect for the Merger. The Merger agreement provided for the Company to issue options to purchase 1,691,000 shares of the Company's Common Stock in exchange for options to purchase 1,691,000 shares of Netplex's Common Stock. As a result, Netplex was considered the acquirer for accounting purposes.

The assets and liabilities of CompLink and its wholly owned subsidiary, Technology Development Systems (TDS) were recorded by the Company at merger date at book value which approximates fair value. At merger, CompLink's operations consisted primarily of the distribution of WorldLink remote and mobile workforce automation software developed by TDS

In December 1996, the Company completed the sale of its interest in the WorldLink product technology and discontinued the operations of TDS. Upon completion of the sale, the Company's operations are concentrated on providing technical services to users of networked information systems.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
The Company operates in a single business segment as a provider of Information Technology Services. These services are delivered to customers in several formats ranging from fixed-price projects to consulting engagements to staff augmentation assignments (which include an array of independent employee services). Occasionally, the Company may resell technology product as a component of a project.



                                      (8)

Revenues for the three months ended March 31, 1997 were approximately $9.8 million compared to approximately $8.2 million for the same period in 1996, an increase of $1.6 million or 20%. The increase is primarily the net result of increased sales of staff augmentation services of approximately $2.1 million and decreased product re sales of approximately $500,000.

Gross Profit increased to approximately $900,000 for the three months ended March 31, 1997 as compared to approximately $600,000 for the same period of 1996, an increase of $300,000 or 50%. The increased gross profit is primarily due to the net result of increased staff augmentation services revenues.

Gross Margin increased to 10% in the three months ended March 31, 1997 from 8% for the comparable period in 1996. This increase stems primarily from the increase in staff augmentation revenues and a decrease in product resales which generally generate lower gross profit margins than services provided by the Company.

Selling, general and administrative expense increased from approximately $900,000 for the quarter ended March 30, 1996 to $1.7 million for the quarter ended March 31, 1997, an increase of $800,000 or 89%. This increase is primarily due to costs associated with increased selling and central support resources added after the June 1996 merger.

Operating losses were $774,000 for the quarter ended March 31, 1997, compared to an operating loss of $256,000 for the same period prior year, a decrease of $518,000. The components of this decrease are discussed above.

No provisions for income taxes were required for the three months ended March 30, 1997and 1996, due to the net loss for the period then ended.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1997 the Company's operating activities used approximately $147,000 of the Company's cash. This cash usage was primarily the result of the Company's net loss of approximately $766,000 for the period then ended, offset by the effect of decreased accounts receivable and increased accounts payable and accrued expenses.

The Company funded its operations, purchased property and equipment, made payments on its capital lease obligations by using the cash it had on hand at December 31, 1996 and cash received from the exercise of stock options.

At March 30, 1997 the Company has cash and cash equivalents of $3,545,000. The Company has no long-term debt and has no outstanding balance on its $750,000 line of credit facility with a bank.

The Company is expected to incur operating losses until such time that it achieves full productivity of its sales force. While it cannot be certain as to when such levels of productivity can be attained, the Company anticipates that its sales force will operate at levels below full productivity through at least the end of 1997. The Company will continue to make significant investments in marketing, training and infrastructure to increase productivity, build its core competency technical staff skill base and foster growth of its operations. Management is actively reviewing the Company's expenditures to maintain control on discretionary spending and to expedite the Company's profitability. Despite the expectation of continued operating losses, management believes that its current cash balance and line of credit facility, provided that such credit facility is renewed (as discussed below) will be sufficient to meet Company's operating requirements through the end of the 1997.

Capital   expenditures   for  the  three   months  ended  March  31,  1997  were
approximately $55,000. Capital expenditures for the balance of 1997 are anticipated to be approximately $150,000.

                                      (9)

The Company maintains a line of credit facility with a bank. Under the terms of this line of credit facility the Company may borrow up to the lesser of $750,000 or 75% of eligible accounts receivable. The line of credit bears interest at the bank's prime rate plus 1% and is personally guaranteed by the Company's Chief Executive Officer. The Company's current line of credit facility with the Bank expires on July 1, 1997. The Company has discussed renewal of its line of credit with the Bank. Management believes that the line of credit will be renewed on terms favorable to the Company. However, there can be no assurances that such line of credit facility will in fact be renewed .

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, (including without limitation, , future financings and expenses, as well as general market conditions) though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Item 5.          Other Information

                 Nothing to Report

Item 6.          Exhibits and Reports on Form 8-K

                 (a).   Exhibits:
                        11 - Statement re: Computation of Per Share Earnings 27 - Financial Data Schedule

                 (b).   Reports in Form 8-k:
                        During the quarter ended December 31, 1996, the Company filed one report on Form 8-K under Item 2--Acquisition or Disposition of Assets.






                                      (11)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   The Netplex Group, Inc.





Date: May 14, 1997                 By: /s/ Gene Zaino
                                       -----------------------------
                                       Gene Zaino, President and CEO
                                       (Principal Executive Officer)
                                       and Chairman of the Board





Date: May 14, 1997         By:         /s/ Matthew G. Jones
                                       -----------------------------
                                       Matthew G. Jones, Chief Financial
                                       Officer (Principal Accounting Officer)