Form 10QSB
period 1997-06-30
NETPLEX GROUP INC
filed 1997-08-14
CIK 888028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended         June 30, 1997
                                                  ------------------------------

       (  )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from --------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 1997, there were 6,577,870 shares of Class A common stock, $.001 par value outstanding.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES



Part I   Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 1997
                 and December 31, 1996 . . . . . . . . . . . . . . . . . .   3

         Condensed Consolidated Statements of Operations - Three
                 and Six Months ended June 30, 1997 and June 30, 1996  . .   4

         Condensed Consolidated Statements of Cash Flows - Six Months
                 ended June 30, 1997 and June 30, 1996   . . . . . . . . .   5

         Notes to Condensed Consolidated Financial Statements  . . . . . .   6

Item 2.   Management's Discussion and Analysis of Financial Condition
                 and  Results of Operations  . . . . . . . . . . . . . . .   9


Part II  Other Information

               Item 1-6 Other Information  . . . . . . . . . . . . . . . .  13


Signatures .  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


                                      (2)

                          Part I. Financial Information

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                       June 30, 1997 and December 31, 1996


                                     Assets

                                                                   June 30,           December 31,
                                                                     1997                1996
                                                                  (Unaudited)          (Audited)
                                                                 -----------          -----------

Current Assets:
  Cash and cash equivalents                                      $ 1,292,258          $ 3,691,099
  Accounts receivable, net                                         4,076,878            4,304,662
  Prepaids and other current assets                                  403,496              350,074
                                                                 -----------          -----------
     Total current assets                                          5,772,633            8,345,835

  Property and equipment, net                                      1,038,615            1,090,617
  Other assets                                                        89,673               78,988
                                                                 -----------          -----------
  Goodwill, net                                                      359,854              373,180

     Total assets                                                $ 7,260,775          $ 9,888,620
                                                                 ===========          ===========


                  Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                               $ 1,098,574          $   936,865
  Accrued expenses                                                 4,212,649            5,166,184
  Deferred revenues                                                   57,605              329,267
                                                                 -----------          -----------
     Total current liabilities                                     5,368,828            6,432,316

  Other liabilities                                                  214,858              217,016
                                                                 -----------          -----------

     Total Liabilities                                             5,583,685            6,649,332
                                                                 -----------          -----------

Stockholders' equity:
  Class A cumulative preferred stock;
     $.01 par value; 2,000,000 authorized,
     1,650,000 shares outstanding in 1997
      and 1,750,000 shares in 1996                                    16,500               17,500
  Common stock $.001 par value
     20,000,000 authorized,  6,577,870 shares
     outstanding in 1997 and 6,442,903 shares
     in 1996                                                           6,578                6,443
  Additional paid in capital                                       5,247,408            5,301,542
  Accumulated deficit                                             (3,593,397)          (2,086,197)
                                                                 -----------          -----------

     Commitments and contingencies

     Total stockholders' equity                                    1,677,089            3,239,288
                                                                 -----------          -----------

     Total liabilities and stockholders' equity                  $ 7,260,775          $ 9,888,620
                                                                 ===========          ===========


   see accompanying notes to the condensed consolidated financial statements

                                      (3)

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                           Three Months Ended                      Six Months Ended
                                                                 June 30,                              June 30,
                                                     -------------------------------       -------------------------------
                                                     ------------       ------------       ------------       ------------
                                                         1997               1996               1997               1996
                                                     ------------       ------------       ------------       ------------


Revenues                                             $  9,930,589       $  7,610,475       $ 19,708,901       $ 15,786,296

Cost of revenues                                        8,966,499          6,628,210         17,810,553         13,930,125
                                                     ------------       ------------       ------------       ------------

   Gross profit                                           964,090            982,265          1,898,348          1,856,171

Selling, general and administrative expenses            1,736,624          1,570,776          3,444,953          2,701,276
                                                     ------------       ------------       ------------       ------------

   Operating loss                                        (772,534)          (588,511)        (1,546,605)          (845,105)

Other income (expense)                                     31,185             (3,694)            39,405             (2,747)
                                                     ------------       ------------       ------------       ------------

   Loss before income taxes                              (741,349)          (592,205)        (1,507,200)          (847,852)

Provision for income taxes                                   --                 --                 --                 --
                                                     ------------       ------------       ------------       ------------

   Net loss                                          $   (741,349)      $   (592,205)      $ (1,507,200)      $   (847,852)
                                                     ============       ============       ============       ============


Earnings (loss) per common share                     $      (0.13)      $      (0.15)      $      (0.26)      $      (0.23)
                                                     ============       ============       ============       ============


   see accompanying notes to the condensed consolidated financial statements

                                      (4)

                    The Netplex Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                 ----------------------------------

                                                                                     1997                  1996
                                                                                 -----------            -----------


Operating activities:
    Net loss                                                                     $(1,507,200)           $  (847,852)
    Adjustments to reconcile net loss to net cash
    (used in)/provided by operating activities
       Depreciation and amortization                                                 127,625                105,479
       Provision for doubtful accounts                                                  --                   15,600
       Change in assets and liabilities:
            Accounts receivable                                                      227,784                348,879
            Prepaid expenses and other assets                                        (64,104)               656,036
            Accounts payable and accrued expenses                                   (738,291)               (86,344)
            Deferred revenue                                                        (271,662)              (405,067)
                                                                                 -----------            -----------

            Net cash used in operating activities                                 (2,225,849)              (213,269)
                                                                                 -----------            -----------

Investing activities:
       Purchases of property and equipment                                           (62,298)              (116,748)
                                                                                 -----------            -----------
            Net cash used in investing activities                                    (62,298)              (116,748)
                                                                                 -----------            -----------

Financing activities:
       Proceeds from the exercise of stock options                                    70,000                   --
       Payment of dividends on Class A preferred stock                              (180,695)                  --
       Principal payments on capital lease obligations                                  --                   (2,662)
       Cash acquired in merger                                                          --                1,245,062
       Proceeds from borrowing under line of credit                                     --                  300,000
       Payments on notes receivable                                                     --                   65,579
       Repayments on notes receivable from officer                                      --                  (10,000)
                                                                                 -----------            -----------
            Net cash used in (provided by) financing activities                     (110,695)             1,597,979
                                                                                 -----------            -----------


       Decrease in cash and cash equivalents                                      (2,398,841)             1,267,962

Cash and equivalents at beginning of period                                        3,691,099                840,711
                                                                                 -----------            -----------

Cash and equivalents at end of period                                            $ 1,292,258            $ 2,108,673
                                                                                 ===========            ===========

Supplemental information:
    Cash paid  during the period for:
       Interest                                                                  $     4,612            $     6,700
                                                                                 ===========            ===========
       Income taxes                                                              $      --              $      --
                                                                                 ===========            ===========

   see accompanying notes to the condensed consolidated financial statements

                                      (5)

                     THE NETPLEX GROUP, INC. AND SUBIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 1997


(1)   GENERAL:
      The accompanying unaudited condensed consolidated financial statements of The Netplex Group, Inc. and Subsidiaries ( "Netplex" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

      In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three and six months ended June 30, 1997 and 1996. Interim results are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1997.

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

      BASIS OF PRESENTATION:
      The accompanying financial statements include the accounts of Netplex Systems, Inc. (formerly The Netplex Group, Inc.) America's Work Exchange, Inc. and its wholly owned subsidiary Software Resources of New Jersey, Inc. for the three and six months ended June 30, 1997 and 1996. The accounts of The Netplex Group, Inc. (formerly CompLink, Ltd.) are included for the three and six months ended June 30, 1997 and for the month of June 1996, as the merger (discussed in note 2 below) was completed on May 31, 1996. The accounts of Technology Development Systems, Inc. (TDS) are also included for the month of June 1996 due to the merger. The operations of TDS were discontinued in December 1996 with the completion of the sale of the WorldLink product technology.

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


                                      (6)

      Weighted average common shares outstanding for the three months ended June 30, 1997 and 1996 were 6,577,870 and 4,019,037, respectively and were
      6,157,750 and 3,608,322 for the six months ended June 30, 1997 and 1996, respectively.

(2)   THE MERGER:
      On June 7, 1996 the Company (formerly known as "CompLink") acquired and merged with The Netplex Group, Inc. and America's Work Exchange (collectively referred to as "Netplex") in a reverse merger transaction by issuing approximately 3,245,000 shares of its common stock or 50.4% of the outstanding stock after giving effect for the merger. CompLink also issued options to purchase 1,691,000 shares of its common stock in exchange for outstanding options to purchase Netplex common stock.

      The merger was accounted for under the purchase method of accounting as a reverse merger, since the shareholders of Netplex, which had common control, received the larger portion of the voting rights of the combined entity. As a result Netplex was deemed the acquirer for accounting purposes.

      The mergers resulted in a recapitalization of the Company, so that the resulting capitalization of the Company after the merger is that of CompLink's giving effect to the issuance of new shares and elimination of CompLink's deficit. In addition, the par value of the Company's common stock was decreased from $0.01 per share to $0.001 per share.

      Prior to the merger the Company's fiscal year end was changed from July 31 to December 31. Coincident with the merger, the Company's name was changed from CompLink, Ltd. to The Netplex Group, Inc. The entity known as The
      Netplex Group, Inc. prior to the merger, changed its name to Netplex Systems, Inc.

(3)   LINE OF CREDIT:
      The Company entered into a new line of credit facility with a bank on July 2, 1997. This line of credit facility provides for advances of up to 80% of eligible accounts receivable (as defined in the agreement) up to $2,000,000. Amounts outstanding on the line of credit facility bear interest at the bank's prime rate plus 0.75%. The line of credit facility expires on July 1, 1998.

      The new line of credit facility replaced the line of credit facility with a bank that expired on July 1, 1997, which allowed for advances of up to 75% of eligible accounts receivable (as defined in the agreement) up to $750,000 and was personally guaranteed by the Chief Executive Officer of the Company. Amounts outstanding under the line of credit facility were charged interest at the bank's prime rate plus 1.0%.

      The Company had no outstanding borrowings under its line of credit facilities as of June 30, 1997 or December 31, 1996.

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

      Subject to the conversion rights, the Company may redeem the preferred stock at its stated value plus all accrued and unpaid dividends upon: (1) registration of the shares underlying the preferred stock,




                                      (7)
      and (2) 30 days written notice given at any time upon attaining certain per share trading prices and sustaining such prices for a specified period. The preferred stock has a per share liquidation preference of the greater of: (i) two times the par value plus any accrued and unpaid dividends, or (ii) the amount that would have been received if such shares were converted to common stock on the business day immediately prior to liquidation.

      The common stock warrants are presently exercisable until September 19, 2001. The Company has the right to call the warrants at a redemption price of $.01 per share upon: (1) registration of the shares underlying the warrant (2) 30 days written notice given at any time upon attaining certain per share trading prices and sustaining such prices for a specified period.

      The registration of the shares underlying the conversion of the Class A Preferred Stock to common stock and the exercise of the underlying common stock warrants was completed in November 1996.

      As of June 30, 1997, preferred shareholders have converted 100,000 shares of the Class A preferred stock into common stock. No holders of the Company's preferred stock have exercised their warrants. The Company declared cash dividends payable to the holders of record of its preferred stock on January 15 and April 15 of $.056 per share and $0.05 per share, respectively. The Company had accrued dividends payable of approximately $98,000 and $82,500 at December 31, 1996 and June 30, 1997, respectively.

(4)   RECENT ACCOUNTING PRONOUNCEMENTS:
      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.128, "Earnings per Share", which is effective for all interim and annual periods ending after December 15, 1997. This statement replaces "primary" and "fully-diluted" earnings per share (EPS) with "basic" and "diluted" EPS on the face of the statement of operations. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its financial position or results of operations.

      In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" which is effective for the year ending December 31, 1998. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board (APB) Opinion No. 10, "Omnibus Opinion -1966" and No. 15, "Earnings per Share" and FASB Statement No. 47, "Disclosure of Long-Term Obligations." The Company has been subject to the requirements of those standards and as a result does not expect the adoption of SFAS No. 129 to have a material impact on the Company's financial statements.

      In June 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income", which is effective for the year ending December 31, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Earlier application of this standard is permitted; however, upon adoption the Company will be required to reclassify previously reported annual and interim financial statements. The Company believes that the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 will impact the manner of presentation of its financial statements as currently and previously reported.

      In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the year ending December 31, 1998. This statement requires companies to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company does not believe that the adoption of SFAS No. 131 will have a material impact on its financial statements.



                                      (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Netplex Group, Inc. (the "Company") provides professional technical services that help organizations build, manage and protect networked information systems. The Company provides the expertise and information systems to link employees, customers, prospects, suppliers and manufacturers to help "network-enable" organizations. Netplex provides the following network enabling services: Virtual Network Integration, Network Systems Management, Support Center Management, Contingency Planning, Information Security and Staff Augmentation. Occasionally, the Company must re-sell technology products in order to deliver customers fully integrated system-solutions as part of its service offerings.

The Company is headquartered in McLean, Virginia and has branch offices in the New York City, Central New Jersey, and Chicago metropolitan markets.

In June 1996, the Company (formerly known as CompLink, Ltd.) acquired and merged (the "Merger") with America's Work Exchange, its wholly owned subsidiary Software Resources of New Jersey, and The Netplex Group, Inc. (collectively referred to as "Netplex") in a reverse merger transaction by issuing approximately 3,245,000 shares of Common Stock, or 50.4% of the Company's then outstanding Common Stock after giving effect for the Merger. The Merger agreement provided for the Company to issue options to purchase 1,691,000 shares of the Company's Common Stock in exchange for options to purchase 1,691,000 shares of Netplex's Common Stock. As a result, Netplex was considered the acquirer for accounting purposes.

The assets and liabilities of CompLink and its wholly owned subsidiary, Technology Development Systems (TDS) were recorded by the Company at merger date at book value which approximated fair value. At Merger, CompLink's operations consisted primarily of the distribution of WorldLink remote and mobile workforce automation software developed by TDS.

In December 1996, the Company completed the sale of its interest in the WorldLink product technology and discontinued the operations of TDS. Since the completion of the sale, the Company's operations have been concentrated on providing technical services to users of networked information systems.

RESULTS OF OPERATIONS
The Company operates in a single business segment as a provider of Information Technology Services. These services are delivered to customers in several formats ranging from fixed-price projects to consulting engagements to staff augmentation assignments (which include an array of independent employee services). The Company occasionally resells technology products in conjunction with the delivery of services it provides.

THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
Revenues for the three months ended June 30, 1997 were approximately $9,930,000 compared to approximately $7,610,000 for the same period in 1996, an increase of $2,320,000 or 30%. The increase is primarily the net result of increased sales of staff augmentation services of approximately $2,840,000, offset by, decreased product resales of approximately $243,000 and the elimination of WorldLink software license revenues of $121,000 resulting from the Company's sale of the WorldLink product in December 1996.

Gross Profit decreased by approximately $18,000 to approximately $964,000 for the three months ended June 30, 1997 as compared to approximately $982,000 for the same period in 1996. The decreased gross profit is primarily due to the elimination the WorldLink software license revenues which decreased gross profit by $45,000.



                                      (9)

Gross Margin decreased to 10% in the three months ended June 30, 1997 from 13% for the comparable period in 1996. This decrease results primarily from the increase in independent employee service revenues which generate lower margins than other staff augmentation services provided by the as well as the elimination of the WorldLink software license revenue as discussed above.

Selling, general and administrative expense increased approximately $166,000 to approximately $1,737,000 during the three months ended June 30, 1997 from approximately $1,571,000 for the three months ended June 30, 1996. The primary reason for the increase in selling, general and administrative expenses is the additional marketing support, expansion of the sales and recruiting forces, additional information systems capacity and corporate support that occurred after the Merger. Selling, general and administrative expenses for the quarter ended June 30, 1996 included the post-merger operating expenses of TDS and the associated development costs for the WorldLink software which totaled approximately $300,000 for the period. In addition, selling, general and administrative expenses for the three months ended June 30, 1997 was favorably impacted by the reversal of approximately $400,000 in accruals for costs associated with the sale of the WorldLink software.

Operating losses were approximately $773,000 for the quarter ended June 30, 1997, compared to $589,000 for the same period of the prior year, an increased loss of $184,000. The components of this increased loss are discussed above.

Other income(expense) increased approximately $35,000 to approximately $31,000 for the quarter ended June 30, 1997 from $4,000 of other expense in the comparable 1996 period. This increase is primarily due to interest earned on the Company's cash balances obtained primarily from the sale of WorldLink and the Company's private placement transaction.

No provisions for income taxes were required for the three months ended June 30, 1997 and 1996, due to the net loss for the period then ended.

SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
Revenues for the six months ended June 30, 1997 were approximately $19,709,000 compared to approximately $15,786,000 for the same period in 1996, an increase of $3,922,000 or 25%. The increase is the result of increased services revenues of approximately $4,768,000 offset by decreased product resales of approximately $725,000 and the elimination of $121,000 of WorldLink software license revenues.

Gross Profit increased $42,000 to approximately $1,898,000 for the six months ended June 30, 1997 as compared to approximately $1,856,000 for the same period in 1996. The increased gross profit is primarily the result of increased sales of staff augmentation services offset in part by decreased product resales and WorldLink software license revenues.

Gross Margin decreased to 10% in the six months ended June 30, 1997 from 12% for the comparable period in 1996. This decrease results primarily from the increase in independent employee service revenues which generate lower margins than other staff augmentation services provided by the Company as well as the elimination of the WorldLink software license revenue as discussed above.

Selling, general and administrative expense increased by approximately $744,000 to approximately $3,445,000 during the six months ended June 30, 1997 from approximately $2,701,000 for the six months ended June 30, 1996. The primary reason for the increase in selling, general and administrative expenses is the additional marketing support, expansion of the sales and recruiting forces, additional information systems capacity and corporate support that occurred after the Merger. Selling, general and administrative expenses for six months ended June 30, 1996 included the post-merger operating expenses of TDS and the associated development costs for the WorldLink software which totaled approximately $300,000 for the period. In addition, selling, general and administrative expenses for the six months ended


                                      (10)

June 30, 1997 was favorably impacted by the reversal of approximately $400,000 in accruals for costs associated with the sale of the WorldLink software.

Operating losses were approximately $1,547,000 for the six months ended June 30, 1997, compared to $845,000 for the same period of the prior year, an increased loss of $702,000. The components of this increased loss are discussed above.

Other income (expense) increased by approximately $42,000 for the quarter ended June 30, 1997 to other income of approximately $40,000 from other expense of $2,000 in 1996. This increase is primarily due to interest earned on the Company's cash balances obtained primarily from the sale of WorldLink and the Company's private placement transaction.

No provisions for income taxes were required for the six months ended June 30, 1997 and 1996, due to the net loss for the period then ended.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company has cash and cash equivalents of approximately $1,245,000.

For the six months ended June 30, 1997 the Company's operating activities used approximately $2.2 million of the Company's cash. This cash usage was primarily the result of the Company's net loss of approximately $1.5 million for the period and the effect of decreased accounts payable and accrued expenses and deferred revenues.

The Company funded its operations, purchased property and equipment, made payments on its capital lease obligations and made dividend payments to the shareholders of its Class A preferred stock by using the cash it had on hand at December 31, 1996 and cash received from the exercise of stock options.

At December 31, 1996, the Company had a bank line of credit that allowed it to borrow 75% of its eligible accounts receivable up to $750,000 borrowings under the line of credit were subject to interest at the bank's prime rate of interest plus 1.0%. On July 1, 1997, the credit line was increased to the lesser of $2,000,000 or 80% of eligible accounts receivable. Borrowings under the line of credit bear interest at the bank's prime rate of interest plus 0.75%.

The Company has no outstanding balance on its line of credit facility at June 30, 1997 or December 31, 1996 and it has no long-term debt.

Capital expenditures for the six months ended June 30, 1997 were approximately $62,000. Capital expenditures for the balance of 1997 are anticipated to be approximately $100,000.

The Company is expected to incur operating losses until such time that it attains higher levels of productivity from its sales force. While it cannot be certain as to when such levels of productivity can be attained, the Company anticipates that its sales force will operate at levels below full productivity through at least the end of 1997. The Company will continue to make significant investments in marketing, training and infrastructure to increase productivity, build its core competency technical staff skill base and foster growth of its operations.

The Company anticipates that the cash on hand will not be adequate to meet the Company's expected cash requirements for the next 12 months. The Company is assessing its cash needs and evaluating alternative ways to obtain this additional cash. The Company will seek to enter into a transaction or transactions to raise additional cash during the third or fourth quarter of 1997, however, there is no assurance that additional financing will be available to the Company.


                                      (11)

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, (including without limitation, future financings and expenses, as well as general market conditions) though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

INFLATION

Inflation has not had and the Company does not expect inflation to have a significant adverse impact on its operations.



                                      (12)

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

Item 5.          Other Information

                 Nothing to Report

Item 6.          Exhibits and Reports on Form 8-K

                 (a).   EXHIBITS:
                        11 - Statement re: Computation of Per Share Earnings 27 - Financial Data Schedule

                 (b).   REPORTS IN FORM 8-K:
                        Nothing to Report





                                      (13)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    The Netplex Group, Inc.





Date:  August 14, 1997         By:   /s/ Gene Zaino
                                     ------------------------------------------
                                     Gene Zaino, President and CEO
                                     (Principal Executive Officer) and Chairman
                                      of the Board





Date:  August 14, 1997         By:   /s/ Matthew G. Jones
                                     ------------------------------------------
                                     Matthew G. Jones, Chief Financial Officer
                                     (Principal Accounting Officer)