Form 10QSB
period 1997-09-30
NETPLEX GROUP INC
filed 1997-11-14
CIK 888028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES  EXCHANGE ACT OF 1934

             For the quarterly period ended         September 30, 1997
                                                    --------------------


       ( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT

             For the transition period from
                                            ------------------------

                         Commission file number 1-11784
                                               ---------


                             The Netplex Group, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)





            NEW YORK                                         11-2824578
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)



            8260 Greensboro Drive, 5th Floor, McLean, Virginia 22102
--------------------------------------------------------------------------------
                    (Address of Principal executive officers)



                                 (703) 356-3001
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 1997, there were 7,382,870 shares of Class A common stock, $.001 par value outstanding.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES



Part I   Financial Information
------   ---------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
                  September 30, 1997 and December 31, 1996. . . . . . .    3

         Condensed Consolidated Statements of Operations -
                  Three and Nine Months  ended
                  September 30, 1997 and September 30, 1996 . . . . . .    4

         Condensed Consolidated Statements of Cash Flow  -
                  Nine Months ended September 30, 1997
                  and September 30, 1996. . . . . . . . . . . . . . . .    5

         Notes to Condensed Consolidated Financial Statements . . . . .    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and  Results of Operations . . . . . . . .   10


Part II  Other Information

         Item 1-6 Other Information . . . . . . . . . . . . . . . . . .   14


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
----------

                          Part I. Financial Information

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                    September 30, 1997 and December 31, 1996

                                     Assets

                                                    September 30,   December 31,
                                                       1997            1996
                                                    (Unaudited)      (Audited)
                                                    ------------    ----------
Current Assets:
    Cash and cash equivalents                       $ 1,512,993    $ 3,691,099
    Accounts receivable, net                          4,623,264      4,304,662
    Prepaids and other current assets                   284,942        350,074
                                                    -----------    -----------
        Total current assets                          6,421,199      8,345,835
                                                    -----------    -----------

    Property and equipment, net                       1,034,784      1,090,617
    Other assets                                         65,966         78,988
    Goodwill, net                                       810,142        373,180
                                                    -----------    -----------

        Total assets                                $ 8,332,091    $ 9,888,620
                                                    ===========    ===========


                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                $   566,304    $   936,865
    Line of Credit                                      740,000           --
    Accrued expenses                                  4,640,861      5,166,184
    Deferred revenues                                   137,749        329,267
                                                    -----------    -----------
        Total current liabilities                     6,084,914      6,432,316

    Other liabilities                                   192,492        217,016
                                                    -----------    -----------

        Total Liabilities                             6,277,406      6,649,332
                                                    -----------    -----------

Stockholders' equity:
    Class A cumulative preferred stock;
        $.01 par value; 2,000,000 authorized,
        1,150,000 shares outstanding in 1997
         and 1,750,000 shares in 1996                    11,500         17,500
    Common stock $.001 par value
        20,000,000 authorized,  7,382,870 shares
        outstanding in 1997 and 6,442,903 shares
        in 1996                                           7,383          6,443
    Additional paid in capital                        6,271,539      5,301,542
    Accumulated deficit                              (4,235,736)    (2,086,197)
                                                    -----------    -----------

        Commitments and contingencies

        Total stockholders' equity                    2,054,686      3,239,288
                                                    -----------    -----------

        Total liabilities and stockholders' equity  $ 8,332,091    $ 9,888,620
                                                    ===========    ===========

   see accompanying notes to the condensed consolidated financial statements

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                              Three Months Ended                     Nine Months Ended
                                                                September 30,                          September 30,
                                                       --------------------------------      --------------------------------
                                                            1997              1996               1997                1996
                                                       -------------    ---------------      ------------       -------------

Revenues                                               $ 10,380,066       $  9,013,727       $ 30,088,967       $ 24,800,023

Cost of revenues                                          9,066,074          7,753,830         26,876,627         21,613,775
                                                       ------------       ------------       ------------       ------------

    Gross profit                                          1,313,992          1,259,897          3,212,340          3,186,248

Selling, general and administrative expenses              1,931,709          2,210,283          5,376,662          4,987,639
                                                       ------------       ------------       ------------       ------------

    Operating loss                                         (617,717)          (950,386)        (2,164,322)        (1,801,391)

Other income (expense)                                      (24,622)            20,812             14,783             18,065
                                                       ------------       ------------       ------------       ------------

    Loss before income taxes                               (642,339)          (929,574)        (2,149,539)        (1,783,326)

Provision for income taxes                                     --                 --                 --                 --
                                                       ------------       ------------       ------------       ------------

    Net loss                                           $   (642,339)      $   (929,574)      $ (2,149,539)      $ (1,783,326)
                                                       ============       ============       ============       ============
Earnings (loss) per common share                       $      (0.10)      $      (0.14)      $      (0.36)      $      (0.49)
                                                       ============       ============       ============       ============

   see accompanying notes to the condensed consolidated financial statements

                    The Netplex Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                     -----------------------------------
                                                                                          1997                  1996
                                                                                     -------------          ------------

Operating activities:
     Net loss                                                                        $(2,149,539)           $  (847,852)
     Adjustments to reconcile net loss to net cash
     (used in)/provided by operating activities
         Depreciation and amortization                                                   285,343                105,479
         Provision for doubtful accounts                                                    --                   15,600
         Change in assets and liabilities:
                 Accounts receivable                                                    (188,794)               348,879
                 Prepaid expenses and other assets                                        82,385                656,036
                 Accounts payable and accrued expenses                                (1,009,516)               (63,344)
                 Deferred revenue                                                       (191,518)              (405,067)
                                                                                     -----------            -----------

                 Net cash used in operating activities                                (3,171,639)              (190,269)
                                                                                     -----------            -----------

Investing activities:
         Purchases of property and equipment                                            (141,892)              (116,748)
                                                                                     -----------            -----------
                 Net cash used in operating activities                                  (141,892)              (116,748)
                                                                                     -----------            -----------

Financing activities:
         Proceeds from the exercise of stock options and warrants                        607,500                   --
         Payment of dividends on Class A preferred stock                                (165,000)                  --
         Principal payments on capital lease obligations                                 (49,225)               (25,662)
         Cash acquired in merger                                                           2,150              1,245,062
         Proceeds from borrowing under line of credit                                    740,000                300,000
         Payments on notes receivable                                                       --                   65,579
         Repayments on notes receivable from officer                                        --                  (10,000)
                                                                                     -----------            -----------
                 Net cash provided by financiang activities                            1,135,425              1,574,979
                                                                                     -----------            -----------

         Decrease in cash and cash equivalents                                        (2,178,106)             1,267,962

Cash and equivalents at beginning of period                                            3,691,099                840,711
                                                                                     -----------            -----------

Cash and equivalents at end of period                                                $ 1,512,993            $ 2,108,673
                                                                                     ===========            ===========

Supplemental information:
     Cash paid  during the period for:
         Interest                                                                    $    28,966            $     6,700
                                                                                     ===========            ===========
         Income taxes                                                                $      --              $      --
                                                                                     ===========            ===========

   see accompanying notes to the condensed consolidated financial statements

                     THE NETPLEX GROUP, INC. AND SUBIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                               September 30, 1997


(1)  General:
     --------
     The accompanying unaudited condensed consolidated financial statements of The Netplex Group, Inc. and Subsidiaries ( "Netplex" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

     In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three and nine months ended September 30, 1997 and 1996. Interim results are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1997.

     Business:
     ---------
     Netplex provides professional technical services that "network enable" its customers, helping them to succeed by providing them a continuum of technology services and solutions that help build, manage and protect networked information systems including: Business Protection Services, Enterprise Systems Management and Network Systems Integration. Netplex strives to bring its client organizations closer to their customers, employees, prospects, suppliers and manufactures.

     Prior to the merger discussed in further detail in note 3 below, the Company was in the computer software development and distribution business. The Company ceased all software development and distribution activities with the sale of the WorldLink product technology in December 1996.

     Basis of Presentation:
     ----------------------
     The accompanying financial statements include the accounts of Netplex Systems, Inc. (formerly The Netplex Group, Inc.) America's Work Exchange, Inc. and its wholly owned subsidiary Software Resources of New Jersey, Inc. for the three and nine months ended September 30, 1997 and 1996. The accounts of The Netplex Group, Inc. (formerly CompLink, Ltd.) are included for the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and for the four months ended of September 1996, as the merger (discussed in note 3 below) was completed on May 31, 1996. The accounts of Technology Development Systems, Inc. (TDS) are also included for the four months ended of September 1996 due to the merger. The operations of TDS were discontinued in December 1996 with the completion of the sale of the WorldLink product technology.

     The accounts of Onion Peel Solutions, Inc. (Onion Peel) which was acquired as of July 1997 (see note 2 below) are included for the three months ended September 30, 1997

     Earnings (loss) per share:
     --------------------------
     Earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options and warrants, using the treasury stock method. The effect of average common stock equivalents (stock options and warrants) outstanding during the period has not been considered, as their effect on the computation is not dilutive.

     Weighted average common shares outstanding for the three months ended September 30, 1997 and 1996 were 6,806,923 and 6,497,133, respectively and were 6,614,098 and 4,611,523 for the nine months ended September 30, 1997 and 1996, respectively.

(2)  Acquisition of Onion Peel Solutions L.L.C.:
     -------------------------------------------
     The Company acquired Onion Peel Solutions L.L.C., a Raleigh, NC based provider of network management solutions as of July 1, 1997, by issuing 80,000 shares of its common stock to the members of Onion Peel, subject to the issuance of additional shares based on the closing price of the Company's common stock on December 31, 1998 (closing price). Accordingly, if the closing price of the common stock is less than $5.00, the number of shares issued to the members of Onion Peel will increase so that the aggregate number of shares to be issued to such members will equal $400,000 divided by the closing price. The cost of the acquisition was determined to be $400,000. The assets and liabilities of Onion Peel at acquisition date were $195,000 and $260,000, respectively. The acquisition resulted in costs in excess of net assets acquired (goodwill) of $465,000. The goodwill related to this acquisition is currently being amortized on a straight-line basis over a recovery period of 15 years.

(3)  The Merger:
     -----------
     On June 7, 1996 the Company (formerly known as "CompLink") acquired and merged with The Netplex Group, Inc. and America's Work Exchange (collectively referred to as "Netplex") in a reverse merger transaction by issuing approximately 3,245,000 shares of its common stock or 50.4% of the outstanding stock after giving effect for the merger. CompLink also issued approximately 1,691,000 options to purchase its common stock in exchange for the 1,691,000 options outstanding to purchase Netplex common stock.

     The merger was accounted for under the purchase method of accounting as a reverse merger, since the shareholders of Netplex, which had common control, received the larger portion of the voting rights of the combined entity. As a result Netplex was deemed the acquirer for accounting purposes.

     The merger resulted in a recapitalization of the Company, so that the resulting capitalization of the Company after the merger is that of CompLink's giving effect to the issuance of new shares and elimination of CompLink's deficit. In addition, the par value of the Company's common stock was decreased from $0.01 per share to $0.001 per share.

     Prior to the merger the Company's fiscal year end was changed from July 31 to December 31. Coincident with the merger, the Company's name was changed from CompLink, Ltd. to The Netplex Group, Inc. The entity known as The
     Netplex Group, Inc. prior to the merger, changed its name to Netplex Systems, Inc.

(4)  Line of Credit:
     ---------------
     The Company entered into a new line of credit facility with a bank on July 2, 1997. This line of credit facility provides for advances of up to 80% of eligible accounts receivable (as defined in the agreement) up to $2,000,000. Amounts outstanding on the line of credit facility bear interest at the bank's prime rate plus 0.75%. The line of credit facility expires on July 1, 1998. The Company had borrowings of $740,000 outstanding under this line of credit at September 30, 1997.

     At September 30, 1997, the Company was not in compliance with certain financial covenants contained in its line of credit facility which requires the Company to maintain minimum tangible net worth of a least $1.3 million and a current ratio of at least 1.10 to 1.00. The bank has agreed to waive the Company's non compliance of these covenants.

     The new line of credit facility replaced the line of credit facility with a bank which allowed for advances of up to 75% of eligible accounts receivable (as defined in the agreement) up to $750,000 and was personally guaranteed by the Chief Executive Officer of the Company. Amounts outstanding under the line of credit facility were charged interest at the bank's prime rate plus 1.0%.

(5)  Class A Cumulative Preferred Stock:
     -----------------------------------
     0n September 19, 1996, the Company raised approximately $3,000,000 through the completion of a private placement offering of units of equity securities. Each unit of consisted of one share of $.01 par value class A convertible preferred stock (the "preferred stock") and one common stock warrant to purchase one share of the Company's $0.001 par value common stock at an exercise price of $2.50. The preferred stock earns cumulative dividends of 10% per annum, payable in either cash or in additional shares of preferred stock (Payment In Kind or "PIK").

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

     The registration of the resale of the shares underlying the conversion of the Class A Preferred Stock to common stock and the exercise of the underlying common stock warrants was completed in November 1996.

     As of September 30, 1997, preferred shareholders have converted 600,000 shares of the preferred stock into common stock and have exercised 175,000 of the warrants. As of September 30, 1997, 1,575,000 warrants to purchase common stock from the private placement remain outstanding.

     The Company declared cash dividends payable to the holders of its preferred stock as of December 31, 1996 and March 31, 1997 $98,000 and $82,500,
     respectively. The Company accrued, but did not declare, a dividend due to the holders of its preferred stock at June 30, 1997. On November 14,1997, the Board of Directors of the Company declared a dividend payable in shares of the class A cumulative preferred stock (PIK dividend) to cover the June 30 and September 30, 1997 dividends due to its preferred shareholders. Approximately 75,000 shares of preferred stock will be distributed to the holders of record of the preferred stock to satisfy this obligation.

(6)  Common Stock ,Stock Options and Warrants:
     -----------------------------------------
     The Company had 7,283,903 and 6,442,903 shares of its $0.001 par value common stock outstanding at September 30, 1997and 1996.

     As of September 30, 1997, the Company has issued options to purchase 2,654,000 of its common stock pursuant to its 1992 Incentive Stock Option Plan, 1995 Director's Plan and 1995 Consultant's Plan . The Company also has 1,347,900 warrants outstanding to purchase its common stock, in addition to the 1,575,000 outstanding warrants issued to purchasers of the preferred stock discussed in note 4 above. The exercise prices of these options and warrants range from $2.00 to $5.25. Approximately 380,000 options and 670,000 warrants expire before March 31, 1998, the remainder of these options and warrants have expiration dates ranging from 1999 to 2007.

     In September 1997, the Company received $100,000 from the exercise of 50,000 the warrants.

(7)  Recent Accounting Pronouncements:
     ---------------------------------
     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.128, "Earnings per Share", which is effective for all interim and annual periods ending after December 15, 1997. This statement replaces "primary" and "fully-diluted" earnings per share (EPS) with "basic" and "diluted" EPS on the face of the statement of operations. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its financial position or results of operations.

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

     In September 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income", which is effective for the year ending December 31, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Earlier application of this standard is permitted; however, upon adoption the Company will be required to reclassify previously reported annual and interim financial statements. The Company believes that the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 will impact the manner of presentation of its financial statements as currently and previously reported.

     In September 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the year ending December 31, 1998. This statement requires companies to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company does not believe that the adoption of SFAS No. 131 will have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Netplex Group, Inc. (the "Company") provides professional technical services that help organizations build, manage and protect networked information systems. The Company provides the expertise and information systems to link employees, customers, prospects, suppliers and manufacturers to help "network-enable" organizations. Netplex provides the following network enabling services:
Business Protection Services, Enterprise Systems Management and Network Systems Integration. Occasionally the Company must re-sell technology products in order to deliver customers fully integrated system solutions as part of its service offerings.

The Company is headquartered in McLean, Virginia and has branch offices in the New York City, Central New Jersey, Raleigh, North Carolina and Chicago metropolitan markets.

In September 1996, the Company (formerly known as CompLink, Ltd.) acquired and merged (the "Merger") with America's Work Exchange, its wholly owned subsidiary Software Resources of New Jersey, and The Netplex Group, Inc. (collectively referred to as "Netplex") in a reverse merger transaction by issuing approximately 3,245,000 shares of Common Stock, or 50.4% of the Company's then outstanding Common Stock after giving effect to the Merger. The Merger agreement provided for the Company to issue options to purchase 1,691,000 shares of the Company's Common Stock in exchange for options to purchase 1,691,000 shares of Netplex's common stock. As a result, Netplex was considered the acquirer for accounting purposes.

The assets and liabilities of CompLink and its wholly owned subsidiary, Technology Development Systems (TDS) were recorded by the Company at merger date at book value which approximated fair value. At merger, CompLink's operations consisted primarily of the distribution of WorldLink remote and mobile workforce automation software developed by TDS.

The Company's operations have been concentrated on providing technical services to users of networked information systems since the beginning of 1997. The Company discontinued the operations of its software development and distribution segment upon the completion of the sale of its interest in the WorldLink product technology for $3.0 million in December 1996.

In July 1997, the Company acquired the net assets of Onion Peel to broaden its customer base and expand the fulfillment capacity of its Enterprise Systems Management service offerings in exchange for 80,000 shares of its common stock, subject to adjustment, see note 2 above.

Results of Operations

The Company operates in a single business segment as a provider of Information Technology Services, ranging from fixed-price projects to consulting engagements to staff augmentation assignments (which include an array of independent employee services). The Company occasionally resells technology products in conjunction with the delivery of services it provides.

Three Months Ended September 30, 1997 and September 30, 1996

Revenues for the three months ended September 30, 1997 were approximately $10,380,000 compared to approximately $9,014,000 for the same period in 1996, an increase of $1,366,000 or 15%. The increase is primarily the result of increased services revenues of approximately $1,580,000 or 19% increase over that of the prior year, offset by the elimination of WorldLink software license revenues of $214,000 resulting from the Company's sale of the WorldLink product in December 1996 .

Gross Profit increased by approximately $54,000 (or 4.3%) to approximately $1,314,000 for the three months ended September 30, 1997 as compared to approximately $1,260,000 for the same period of 1996.

The increased gross profit is primarily due to the increased consulting revenues offset by the elimination of WorldLink software license revenue of approximately $179,000.

Gross Margin decreased to 13% in the three months ended September 30, 1997 from 14% for the comparable period in 1996. This decrease results primarily from the elimination of the WorldLink software license revenue as discussed above.

Selling, general and administrative expense decreased approximately $278,000 (or 12.6%) to approximately $1,932,000 during the three months ended September 30, 1997 from approximately $2,210,000 for the three months ended September 30, 1996. This decrease is primarily due to elimination of the post-merger operating expenses of TDS and the associated development costs of WorldLink which totaled approximately $500,000 for the period. This decrease is offset, in part, by the additional marketing support, expansion of sales and recruiting forces, additional information systems capacity and corporate support that occurred after the Merger.

Operating losses were approximately $618,000 for the quarter ended September 30, 1997, compared to $950,000 for the same period of the prior year, a 35% or $332,000 decrease. The components of the decreased loss are discussed above.

Other income(expense) decreased from other income of approximately $21,000 for the quarter ended September 30, 1996 to other expense of approximately $25,000 for the quarter ended September 30, 1997. This decrease is primarily due to interest expense associated with the Company's increased borrowings under its line of credit and capital lease obligations.

No provisions for income taxes were required for the three months ended September 30, 1997 and 1996, due to the net loss for the period then ended.

Nine Months Ended September 30, 1997 and September 30, 1996

Revenues for the nine months ended September 30, 1997 were approximately $30,089,000 compared to approximately $24,800,000 for the same period in 1996, an increase of $5,289,000 or 21%. The increase is primarily the result of increased services revenues of approximately $5,743,000, offset in part by the elimination of $333,000 of WorldLink software license revenues.

Gross Profit increased $26,000 to approximately $3,212,000 for the nine months ended September 30, 1997 as compared to approximately $3,186,000 for the same period of 1996. Consulting gross profits increased in line revenues and were offset by the elimination of the gross profits from the sale of WorldLink software license revenue of approximately $235,000.

Gross Margin decreased to 11% in the nine months ended September 30, 1997 from 13% for the comparable period in 1996. This decrease results primarily the effects of the elimination of the gross profits from the sale of WorldLink software license revenue .

Selling, general and administrative expense increased approximately $389,000 (or 7.8%) to approximately $5,337,000 during the nine months ended September 30, 1997 from approximately $4,988,000 for the nine months ended September 30, 1996. The primary reason for the increase in selling, general and administrative expenses is the additional marketing support, expansion of the sales and recruiting forces, additional information systems capacity and corporate support that occurred after the Merger. Selling, general and administrative expenses for the nine months ended September 30, 1996 included the post-merger operating expenses of TDS and the associated development costs for the WorldLink software which totaled approximately $800,000 for the post merger period. Pre-merger selling, general and administrative expenses of CompLink and TDS are not included in the 1996 amount and totaled approximately $1,327,000.

Selling, general and administrative expenses for the nine months ended September 30, 1997 was favorably impacted by the reversal of approximately $400,000 in accruals for costs associated with the sale of the WorldLink software.

Operating losses were approximately $2,164,000 for the nine months ended September 30, 1997, compared to $1,801,000 for the same period of the prior year, an increased loss of $366,000. The components of the increased loss are discussed above.

Other income(expense) decreased approximately $3,000 to other income of $15,000 for the nine months ended September 30, 1997 from other income of $18,000 for the comparable period of 1996.

No provisions for income taxes were required for the nine months ended September 30, 1997 and 1996, due to the net loss for the period then ended.

Liquidity and Capital Resources

At  September  30,  1997,   the  Company  has  cash  and  cash   equivalents  of
approximately $1,513,000. The Company has $740,000 outstanding on its line of credit facility and has no long term debt. The Company believes that its current cash and cash available under its line of credit will be sufficient to fund its operations for the next six months. The Company is currently considering various options for increasing its financial resources as it expects operating losses to continue through at least the end of 1997.

On July 1, 1997, the credit line was expanded by the bank to the lesser of $2,000,000 or 80% of eligible accounts receivable and the interest rate was reduced to 0.75% over the bank's prime rate. The bank has waived certain financial covenant contained in this line of credit agreement with which the Company was not in compliance at September 30,1997.

During the nine months ended September 30, 1997, the Company received $607,500 from the exercise of outstanding options and warrants.

For the nine months ended September 30, 1997 the Company's operating activities used approximately $3.2 million, investing activities used approximately $142,000 and financing activities provided approximately $1.1 million of the Company's cash. The uses of cash primarily were the Company's net loss of $2.1million, decreased accounts payable and accrued expenses of approximately $1 million offset by cash provided from the exercise of warrants and options of $607,500 and borrowings under its line of credit of $740,000. The Company will continue to make significant investments in marketing, training and infrastructure to increase productivity, build its technical staff skill base and foster growth of its operations.

The Company acquired Onion Peel as of July 1, 1997 for 80,000 shares of the Company's common stock , subject to adjustment (see note 2). The Company received approximately $2,000 in cash at acquisition and expects to achieve an increase of approximately $750,000 in potential borrowings over the remaining life of its existing credit line as a result of this acquisition.

Capital expenditures for the nine months ended September 30, 1997 were approximately $142,000. Capital expenditures for the balance of 1997 are anticipated to be approximately $40,000.

The Company is actively pursuing the acquisition of additional technical consulting firms to broaden its customer base, expand its technical capacity and enhance its fulfillment capability. The Company has identified several potential acquisition candidates, has signed a letter of intent with one such candidate, and is currently engaged in due diligence activities of this company. The letter of intent is subject to the satisfactory completion of due diligence by the Company and the negotiation of the terms of acquisition in a definitive agreement. There can be no assurances that the Company will complete the definitive agreement for the acquisition of this company.

In August 1997, Nasdaq enacted new standards for the listing of its member companies on its SmallCap Market. These standards, which take effect on February 23, 1998, require listed companies to maintain certain financial and corporate governance criterion for continued listing on the SmallCap market. As of September 30, 1997, the Company would not meet one of the financial criterion which require it to maintain certain minimum tangible net asset amounts and, thus, would not meet the new standards for continued listing on the SmallCap market. After such standards take effect, companies that do not meet the new standards could be subject to de listing from the SmallCap market. The Company is actively pursuing its options to ensure that it attains at least the minimum standards for continued listing on the SmallCap Market before the six month period expires, however, there can be no assurances that the Company will be successful in achieving the new standards and maintaining its SmallCap listing.

Given the Company's anticipation of continued losses, its expectation of strategic acquisitions and its need to attain compliance with the new SmallCap listing standards, the Company is assessing alternative ways to raise cash and equity. The Company will seek to enter into a transaction or transactions to raise additional cash and equity during the fourth quarter of 1997 or in January 1998 to ensure that it has sufficient equity and cash resources to carry it through the end of 1998. The Company has engaged an investment banking firm to act as an agent to find investors to however, there can be no assurances that additional financing will be available to the Company.

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

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         In October 1997, the Company was served with a complaint by Data Systems Analysis, Inc. (DSA) in the United States District Court for the District of New Jersey for copyright infringement and breach of the Company's agreement dated July 11, 1995. The Complaint claims damages in excess of $3,000,000 plus punitive damages. The Company believes that the allegations contained in DSA's complaint are without merit and will vigorously defend such action. However, there can be no assurances as to the actual outcome of this action or its impact on the Company.

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

Item 5.  Other Information

         Nothing to Report

Item 6.  Exhibits and Reports on Form 8-K

         (a).  Exhibits:
               11 - Statement re: Computation of Per Share Earnings 27 - Financial Data Schedule

         (b).  Reports on Form 8-K:
               The Company filed a form 8-K describing the lawsuit filed by DSA for copyright infringement and breach of contract under Item 5 - Other Events.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  The Netplex Group, Inc.





Date: November 14, 1997               By:   /s/ Gene Zaino
      -----------------                     ---------------------------
                                      Gene Zaino, President and CEO
                                      (Principal Executive Officer) and Chairman
                                      of the Board





Date: November 14, 1997               By:   /s/ Matthew G. Jones
      -----------------                     ---------------------------
                                      Matthew G. Jones, Chief Financial Officer
                                      (Principal Accounting Officer)