Form 10-K
period 1997-12-31
NETPLEX GROUP INC
filed 1998-04-15
CIK 888028

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549




                              Form 10-KSB
(Mark One)


/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended   December 31, 1997


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from __________________ to__________________

                         Commission file number 1-11784



                             THE NETPLEX GROUP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)



       New York                                             11-2824578
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

8260 Greensboro Drive, 5th Floor, McLean, VA            22102
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)


Issuer's telephone number, including area code: (703) 356-3001

Securities registered under Section 12(b) of the Exchange Act:


================================================================================
     Title of Each Class             Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
Common Stock, $.001 par value           NASDAQ SmallCap Stock Market

                                        Boston Stock Exchange
================================================================================

Securities registered under Section 12(g) of the Exchange Act:

                                      None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / / No / /.

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

         State issuer's revenue for its most recent fiscal year $40,468,134

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock as sold, or the average bid and asked prices of such stock, as of March 20, 1998. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $9,428,201

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by nonaffiliates on the basis of reasonable assumptions, if the assumptions are stated.

         As of March 20, 1998, there are 7,550,370 shares outstanding of the Company' s Common Stock.

         Transitional  Small Business  Disclosure Format (Check one):
         Yes ______  No ______

         This report consists of __ consecutively numbered pages (inclusive of all exhibits and including this cover page). The Exhibit Index appears on page
__.

                              INDEX OF FORM 10-KSB

PART I   ......................................................................2
ITEM 1.  BUSINESS..............................................................2
ITEM 2.  PROPERTIES............................................................9
ITEM 3.  LEGAL PROCEEDINGS.....................................................9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................10
PART II  .....................................................................10
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............10
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................11
ITEM 7.  FINANCIAL STATEMENTS.................................................15
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................16
PART III .....................................................................16
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....................16
ITEM 10.  EXECUTIVE COMPENSATION..............................................17
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......20
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................21
PART IV  .....................................................................22
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K....................................22
SIGNATURES....................................................................23

                                     PART I

ITEM 1.  BUSINESS.
Corporate Profile

Based in McLean, Virginia with seven offices throughout the U.S., The Netplex Group, Inc., together with its wholly owned subsidiaries ("the Company" or "Netplex"), is an Information Technology (IT) company that provides the people, technology, and processes to build, manage, and protect business information systems. Through the strategic teaming of business consulting practice areas, operating units, and wholly owned subsidiaries, Netplex believes that it is positioned to deliver:


     * IT Solutions - Design and implementation of systems solutions to address IT related business needs;

     *   IT Staffing - Staff augmentation and flexible task outsourcing; and

     * IT Contractor Resources - Business services for the independent IT Consultant.

The following describes these three business areas and provides an at-a-glance look at the industries served, strategic alliances, geographic positioning, and engagement confidence that the Company believes makes Netplex a preeminent supplier of information technology services and solutions.

The Company was incorporated in 1986. From 1986 to June 1996, the Company, under the name CompLink, Ltd., developed and marketed a communications software product.

On June 7, 1996, the Company (formerly known as CompLink, Ltd. or "CompLink") acquired and merged with The Netplex Group, Inc. and America's Work Exchange, Inc. (combined entities referred to as "Netplex" or "the Company") by issuing approximately 3,245,000 shares of Common Stock. The agreement also provided for CompLink to issue 1,691,000 options to purchase its Common Stock in exchange for the 1,691,000 outstanding options to purchase the Common Stock of Netplex. The mergers have been accounted for under the purchase method of accounting as a reverse merger, since the shareholders of the acquirees, who have common control, received the larger percentage of the voting rights of the combined entity. The mergers resulted in a recapitalization of the Company, so that the resulting capitalization after the mergers will be that of CompLink's, giving effect to the new share issuance and the elimination of CompLink's accumulated deficit. The acquisition of the assets and liabilities of CompLink has been accounted for at book value, which approximates fair value.

     *   IT Solutions

Through a collection of specialized systems integration and IT consulting practices, each capable of providing focused business solutions by combining in-depth expertise, proven methods, and leading technologies, Netplex believes it delivers superior quality and measurable results. The Netplex IT Solutions practice areas are:

     .   Network  Systems   Integration   (NSI):   providing   networked  office
         automation solutions;

     . Enterprise Network Management (ENM): providing network management solutions;

     . Enterprise Systems Management (ESM): providing solutions to manage the systems that run businesses; and

     . Business Protection Services (BPS): providing solutions that keep businesses in business.

These  IT  Solutions  practice  areas  span  several  performance   disciplines,
including:

         *    Strategic Planning               *   Custom Software Development
         *    Information Security             *   Technology Integration
         *    Hardware Product Fulfillment     *   Software Product Fulfillment
         *    Project Management               *   Systems Training
         *    Network Management               *   Systems Management
         *    Systems Integration              *   Business Resumption Planning

Each practice area employs a team of subject-matter experts to help businesses develop, implement, and support their IT objectives. Adherence to comprehensive management techniques helps ensure that every detail in a project plan is subject to quality control and measures of technical excellence. This commences with an evaluation of the current user environment and IT goals and ends with a review process for determining the impact of value-added improvements.

Many hardware and software suppliers have engaged Netplex to manage the implementation of their technologies (see "Strategic Alliances").

The IT Solutions Market

The IT solutions market is experiencing record growth in the commercial and government sectors. The IT services industry is estimated at over $126 billion in the U.S. and even larger internationally. It is growing at an estimated 18% average annual rate. The demand for IT services is growing, driven by the Year 2000 problem, the Internet, short technology cycles, business process reengineering, increasing global competition, and other factors. While mainframes continue to be the largest area of demand for work assignments, client/server and network technology demand is on the rise. The consulting segment, which includes information systems integration services, feasibility studies, business protection services, cost-effectiveness analysis, and technical and management program assistance, continues to be the fastest growing sector of the IT professional services industry. This segment is forecast to grow at a rate of 21.1% to reach $18.3 billion in aggregate revenue by 2001.

*        IT Staffing

Netplex recognizes the need for technical staff augmentation. IT Staffing Services provides help to organizations confronted with technical staffing needs. Clients gain access to the Netplex recruiting team, which maintains a proprietary Database of a qualified pool of 40,000+ IT professionals with the talent and flexibility to undertake virtually any technical task. The Company believes that the ability of its consultants enables it to deliver qualified, results-oriented technical staffing services.

Seasoned professionals with many years of business experience provide strategic direction, planning, and input on complex technical issues. Consultants, engineers, project managers, analysts, developers, technicians, and other IT professionals provide additional capacity to solve technical staffing needs. Whether a need for technical services arises during peak periods, systems planning sessions, project roll-outs, or technology transitions, Netplex IT Staffing believes it can apply a qualified, customized skill-set to quickly fulfill a client engagement.

The Company, in business to serve as an extension of the client's IT organization, believes it is capable of providing staff to manage any IT operation. The Netplex technical staff accepts direction from the client in fulfilling all project objectives; thus, allowing the client to maintain full control over the timeline and project course. Netplex IT Staffing Services provides the human and technical resources to keep its client's on-schedule, technology-aware, and quality-fastened. The Company's staffing services are located primarily in New York, New Jersey, and Washington, D.C., where The PSS Group, Inc., a wholly-owned subsidiary of Netplex acquired in January, 1998, has been providing technical personnel for engagements throughout the Washington, D.C. metropolitan area since 1991.

The IT Staffing Market

The IT Staffing industry continues to grow. Recent Bureau of Labor statistics indicate Personnel Supply Services added 43,000 jobs (seasonally adjusted) in February of 1998. Compared to a year earlier, February's job growth was up 5.6% in Personnel Supply, the highest year-to-year percentage growth since April and March of 1997, respectively. Staffing growth is expected to remain strong throughout 1998 with a growth rate of over 25% in information technology and other professional specialties. INPUT, a market research firm, estimates the total IT market in the U.S. at $231 billion in 1997. According to INPUT, compound annual growth in the U.S. Information Technology Commercial Professional Services Market will continue at a rate of 17.3% through 2001. In 1996, every segment of the IT professional services industry grew faster than forecast by INPUT evidencing ongoing, rising demand for these services. Organizations are increasingly turning to external IT services organizations to develop, support and enhance their internal IT systems. By outsourcing IT services, companies are able to (i) focus on their core business, (ii) access specialized technical skills, (iii) implement IT solutions more rapidly, (iv) benefit from flexible staffing, providing a variable cost solution to a fixed cost issue, and (v) reduce the cost of recruiting, training, and adjusting the number of employees as IT requirements change.

Netplex, through its wholly owned subsidiary Software Resources of New Jersey, now known as Contractor's Resources ("CR"), believes it can offer a specially tailored program to both IT consultants and business. This service arrangement enables the independent contractor to escape the administrative burdens of incorporation; thereby, focusing on providing the technical skills that businesses seek.

Consultant Advantage - CR allows an independent contractor consultant to reap the benefits of incorporation, without incorporating. These IT consultants become CR employees set up with their own personal profit centers administered by CR. This enables these professionals to pursue a vast array of assignments that would otherwise be impractical or cost prohibitive.

The business services that CR provides IT consultants include:

*    Contract Review and Administration    *    Financial Reporting
*    Group Medical, Dental, etc.           *    401K and Pension Administration
*    Payroll Administration                *    Personal Account Management

Personal Account Management is coordinated through a designated Profit Center Manager- a highly-trained service professional who helps consultants manage their business from the review of a consultant's contract to the seamless administration of benefits and financial planning.

Business Advantage - CR offers businesses a convenient solution for consolidating the administration and delivery of employee services to their existing independent contractor base. Because CR alleviates the administrative burdens that independent contractors face, while offering a premier set of benefits and "employment services" to help the independent contractor function more seamlessly, businesses are able to reap the benefits of consolidated billing, central administration processing, and focused application of a consultant's technical skills.

CR attracts independently-minded IT consultants who want to take advantage of today's favorable market for independent contractors and be free of the arduous and time-consuming tasks associated with managing their own corporation. Businesses want to keep the administrative burdens that contractors face to a minimum allowing their consultants to concentrate on their assignments.

The IT Contractor Resources Market

The Department of Labor estimates that by the year 2000 at least 44% of all workers will be in data services, gathering, processing, retrieving, or analyzing information. Already an estimated two-thirds of U.S. employees work in the services sector. This environment calls for different organizations and different kinds of workers. As recently as the 1960's, almost one-half of all workers in the industrialized countries were involved in making or helping to make things. It is predicted that by the year 2000, however, no developed country will have more than one-sixth or one-eighth of its workforce in the traditional roles of making and moving goods. It is these trends that are driving the contractor resources market as more and more people shift from permanent to flexible and part-time employment, many as independent contractors. It is estimated that less than half the workforce in the industrialized world will be holding conventional full-time jobs in organizations by the year 2000. Those full-timer or insiders will be the new minority. Every year more and more people will be self-employed. The U.S. contingent workforce of temporaries, self-employed, part-timers, or consultants grew by 57% during the decade of the 80's.

Industries Served by Netplex

Netplex has supplied services around the world within the public and private sector, but has tailored its service offerings, primarily, to U.S.-based commercial organizations. Presently, Netplex delivers information solutions, technical staff augmentation, and IT contractor services to several well-known organizations within many industries including Telecom/Communications, Retail, Insurance, Legal & Professional Services, Pharmaceutical, Associations, Utilities, Health Care, Distribution, Manufacturing, and Financial Services. Although the in-roads

Netplex has made to these markets are expansive, the diverse picture it presents is only a sample of the range of services and solutions that Netplex believes it provides on a daily and on-going basis.

Strategic Alliances

Netplex has engaged in strategic partnerships (i.e., compliance with certified training programs) with leading software and hardware producers to become a full-service Information Solutions provider. Among the companies for which Netplex is certified to re-sell and implement technologies are:

Compaq                   IBM                 Remedy
Envive                   Microsoft           Tivoli
Hewlett-Packard          Novell              Unisys

In addition, Netplex has provided services to many other organizations over the past three years, including:

Amdahl                   Charles Schwab           New York Life
America Online           Chase Manhattan          SIAC
Arthur Andersen          Hewlett-Packard          U.S. West
AT&T                     Hoffman-LaRoche          Union Camp
Bell Atlantic Mobile     Lucent Technologies      Unisys
BellSouth                MCI                      United Nations
CNA Insurance                                     World Bank

Geographic Positioning

Netplex is strategically positioned in the Northeast, Mid-West, and Mid-Atlantic region of the U.S., and has offices in Chicago, Connecticut, New Jersey, New York, North Carolina, and Washington, D.C. Netplex has assisted organizations throughout the United States with their networked information systems goals and internationally has served clients in such countries as Ireland and Turkey. The Company intends to open new offices in other geographic markets. To date, however, the Company has not entered into any leases with respect to such offices and there can be no assurance that Netplex will in fact open such offices.

Engagement Confidence

Netplex is aware of the threats posed to business from unreliable information systems, insecure environments, lack of technical resources, and unnecessary downtime. Netplex believes that experience enables it to provide the answers to some common and not-so-common problems dealing with information systems. The Company believes this knowledge, coupled with its technical resource base, industry experience, and growth, reinforces the ability of Netplex to fulfill virtually any technical request.

Growth Strategy

Expand Existing IT Staffing Locations and Open New Branches

The Company believes it can significantly increase revenue in its three existing IT staffing locations in New York, New Jersey, and Washington, D.C. The Company will attempt to achieve this growth by expanding the sales and recruiting organization in each location and increase business to existing customers.

The Company will also open locations in cities that it believes to have high growth and market potential. The Company intends to accomplish this goal in part by recruiting a skilled Branch Manager for each new location. These managers will be responsible for developing local accounts and building the branch by hiring sales people, technical recruiters, administrators and replicating the systems and procedures from the existing operations. The expansion of IT Staffing also provides a greater supply of technical talent to the IT Solutions practice.

Expand Existing IT Solutions Practices

The Company believes that it can significantly expand its present IT Solutions practice by expanding its sales staff, encouraging practice area cross-selling, and promoting lead generation from the IT staffing and IT contractor organizations. The natural project oriented migration of personnel across practice units, enhanced with business opportunity recognition training, marketing skills development, and market lead generation incentives, will create an effective low cost marketing force. The Company believes that effective utilization of this force will give the IT Solutions Practice a competitive and cost efficient advantage over marketing approaches of traditional IT solution providers and will enable the Company as a whole to cross sell its varied services between practice units IT staffing and IT contractor resources.

Expand Contractors Resources Business

The Company believes that the trend of predicted continued growth of the free-lance worker in the market will naturally fuel the expansion of the IT Contractors Resource business. The realization by these professional services providers that their hours spent on clients are more profitable to them than hours spent performing "back-office" administrative tasks should direct them to an outsource solution. The Company intends to build upon this trend by education and recruitment campaigns through first time marketing in publications and participation in job fairs. The Company will also focus on encouraging large organizations employing independent consultants to become advocates of the "contractor employee" approach thus reducing their risk of tax audits and the potential tax penalties of having "independent contractors" deemed employees by the Internal Revenue Service. The expansion of the Contractors Resources business also provides the Company with access to a unique reservoir of high talent IT consultants.

Strategic Acquisitions

The Company believes that acquisitions are a valuable and important means of achieving critical mass, enhancing market share, increasing capabilities to deliver large, complex solutions, and supplementing internal growth. The Company will seek to acquire companies in the IT Staffing industry to facilitate its expansion into new territories or to acquire IT solutions businesses that offer additional strength to existing practice areas. The Company currently expects that acquisitions will be limited to profitable companies. The Company is not currently negotiating to acquire any other business and has no commitments, understandings or arrangements with respect to any such acquisition.

The Company's ability to expand successfully by acquisition depends on many factors, including the successful identification and acquisition of businesses and management's ability to integrate and operate the new businesses effectively. The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business are successfully combined with those of the Company in a timely manner. The Company's senior management team is experienced in identifying acquisition targets and has already successfully integrated businesses into the Company's existing infrastructure.

Operations and Support Services

From its headquarters in McLean, Virginia, the Company provides its IT Staffing branch locations, IT Solutions practices areas, and Contractor Resources business with centralized support services, including marketing, finance and accounting, information systems, legal support, human resources, and purchasing.

All of the Company's branch locations are linked by, and can communicate over a Wide Area Network managed by a centralized Management Information Systems department at the McLean headquarters. Branch locations rely on this network for access to the Company's technical talent database and corporate Intranet.

The Company also uses numerous techniques to govern and guide sales, recruiting, financial, and operating activities. The Company believes the investment made in these processes will enhance its ability to grow and attract and retain superior technical and managerial talent.

Customers

The Company strives to provide technical talent and services to help businesses deliver reliable, timely, and secure information across networked systems. To accomplish this, the Company places great emphasis in developing long-term client relationships. Positioning itself as a specialist in strategically selected "best-of-class" technology and talent, Netplex strives to reinforce its clients' image of the Company as being uniquely qualified to provide the knowledge, experience and capacity to deliver IT services and solutions. This is increasingly important as clients seek to reduce the number of vendors with which they do business. For this reason, the Company has begun to focus significant efforts on qualifying for -- and remaining on -- multiple clients' vendor lists. The Company is currently approved on several vendor lists of Fortune 500 companies. The Company maintains a broad and well-balanced client base. No single customer accounted for more than 10% of the Company's revenue over the past year.

Competition

The IT services industry is fragmented and highly competitive at both the local and national levels. Many participants in the information technology consulting market have significantly greater financial, technical, and marketing resources -- and generate greater revenue -- than the Company. Many of these competitors have a nationwide presence equivalent to, or greater than, that of the Company.

The information technology services market includes participants in a variety of market segments, including systems consulting and integration firms, professional services companies, application software firms, temporary employment agencies, professional services groups of computer equipment and software companies, accounting firms, and general consulting firms. Some of the firms with which the Company competes in various geographic and service markets are Andersen Consulting, Cap Gemini America, Computer Task Group, Inc., Alternative Resources, Inc, and The Registry.

The Company believes the principal competitive factors in the IT services industry include responsiveness to fulfill client needs, speed of systems integration, quality of service, technical expertise, project management capabilities, and price.

In staffing for client projects, the Company competes for IT consultants with many of those same companies as well as other local and regional technology or staffing service providers. Several competitive factors affect a company's success in recruiting and retaining such professionals including compensation, availability of benefits, a continuous flow of quality assignments, and access to advanced training and technical support. The Company believes it is well positioned in all of these areas to attract the highest quality IT talent. IT Staffing and CR offer the Company a competitive advantage to access a valuable pool of high talent independent IT consultants.

Intellectual Property

The Company does not hold any patents or registered trademarks other than those of Onion Peel. However, the Company considers the Netplex name and its Database of independent consultants to be highly proprietary. Employees

As of March 20, 1998, the Company had approximately 417 full-time employees (including permanent and contract employees).

The Company is responsible for, and pays the employer's share of, Social Security taxes (FICA), federal and state unemployment taxes, worker's compensation insurance, and other costs relating to all of its employees. The Company offers a suite of benefits to its contract employees that is a different selection than offered permanent employees. The Company believes that its relations with its employees are good.

Acquisition or Disposition of Assets

Private Placement

On September 19, 1996, the Company raised approximately $3,000,000 through a Private Placement offering of units of equity securities (the "1996 Private Placement"). Each unit of equity securities consists of one share of $.01 par value class A Convertible Preferred Stock (the "Preferred Stock") and one Common Stock warrant to purchase one share of the Company's $0.001 par value Common Stock ("Common Stock") at an exercise price of $2.50.

Each share of Preferred Stock is convertible into one share of Common Stock at any time, at the discretion of the holder. The Preferred Stock earns cumulative dividends at 10% per annum, payable in either cash or additional shares of Preferred Stock at the Company's option. Subject to the conversion rights, the Company may redeem the Preferred Stock at its stated value (which is $2 per share) plus all accrued and unpaid dividends upon: (1) registration of the shares underlying the Preferred Stock, and (2) 30 days written notice given at any time upon the Common Stock attaining certain per share trading prices and maintaining such prices for a specified period. The Preferred Stock has a per share liquidation preference of the greater of: (i) $4 per share plus any accrued and unpaid dividends, or (ii) the amount that would have been received if such shares were converted to Common Stock on the business day immediately prior to liquidation.

Each warrant issued in connection with the Private Placement became exercisable on March 19, 1997, and expires on September 19, 2001. The Company has the right to call the warrants at a redemption price of $.01 per share upon: (1) registration of the shares underlying the warrant (2) 30 days written notice given at any time upon the Common Stock attaining trading prices of $5 per share and sustaining such prices for twenty (20) trading days.

Onion Peel

The Company acquired Onion Peel Solutions L.L.C. ("Onion Peel"), a Raleigh, NC based provider of network management solutions as of July 1, 1997. For consideration, the Company issued 80,000 shares of its Common Stock to the owners of Onion Peel. Additional shares may be issued contingent upon the closing price of the Company's Common Stock on December 31, 1998. The cost of the acquisition was determined to be $400,000. The acquisition was accounted for using the purchase method of accounting.

PSS

On January 30, 1998, the Company completed the purchase of all of the stock of The PSS Group, Inc. ("PSS"), the technical professional staff augmentation operations and business of Preferred Systems Solutions, Inc. ("Preferred") and formerly a wholly owned subsidiary of Preferred. In consideration for the purchase, the Company paid $300,000 at closing and on or before January 15, 1999 will pay $300,000 in cash or 200,000 shares of its Common Stock or any combination thereof, at Preferred's option. The Company used working capital to finance the acquisition. The agreement also provides that Preferred will receive additional consideration (the "Earn-out") if PSS meets certain operating targets. Such Earn-out may be paid at the Company's option in cash or its Common Stock, or any combination thereof. In connection with the acquisition, the Company and PSS have entered into employment agreements with certain employees of PSS. The acquisition was accounted for using the purchase method of accounting.

In order to focus on the Company's core business and reduce corporate losses, the Company completed the sale of its WorldLink technology product business ("WorldLink")to XcelleNet, Inc. in December 1996 for a sale price of $3 million in cash.

As a result of this sale, the Company has redirected most of the technical talent from the WorldLink team to its IT Solutions practice groups.

ITEM 2.  PROPERTIES.

The Company leases approximately 10,000 square feet of space in McLean, Virginia for its corporate offices and the operations of some of the IT Solutions practice at a monthly rental rate of $15,754. The Company also leases office space in New York City, Central and Western New Jersey, Raleigh, N.C. and the Greater Chicago area to serve as operating offices of its businesses. These leases expire on different dates from May 2000 to June 2001.

Prior to the Netplex/CompLink Merger of June 1996, the Company's primary operating facility and corporate headquarters was located in Great Neck, NY. As a result of the Merger the Company's corporate offices moved from these facilities to its McLean, VA headquarters. The Company settled the remaining obligation under the Great Neck office lease in March 1997 for approximately $320,000.

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

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, disagreements with individual employees and disagreements as to the interpretation, effect or nature of the individual agreements arise in the ordinary course of business and may result in legal proceedings being commenced against the Company.

On December 31, 1996, ACS Ltd., a software distributor based in the United Kingdom, filed a complaint against Technology Development Systems ("TDS") a wholly owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois. ACS alleges that TDS breached its obligations under the Distributor Agreement between the Plaintiff and TDS for the WorldLink product when the Company directed TDS to sell the WorldLink product technology to a third party. ACS is demanding a sum exceeding one million dollars for the breach of contract. The case is currently in discovery. In the opinion of Management and the Company's legal counsel, the lawsuit has little merit, and the outcome of the pending lawsuit will not have a material adverse effect on the Company's financial condition, liquidity or the results of operations. The Company intends to vigorously defend against the lawsuit. The TDS subsidiary which was part of CompLink is currently inactive with no assets.

On September 4, 1997, Data Systems Analysts, Inc. ("DSA"), a software design and consulting company, filed a complaint against TDS and the Company in the United States District Court -- District of New Jersey, alleging copyright infringement and breach of the Company's agreement to pay certain royalties. The Complaint claims damages in excess of $300,000 plus punitive damages. The case is currently in discovery. In the opinion of Management, the lawsuit has little merit, and the outcome of the pending lawsuit will not have a material adverse effect on the Company's financial condition, liquidity or the results of operations. The Company intends to vigorously defend against the lawsuit.

The Company is not currently involved in any litigation or proceedings which if decided against the Company would have a material adverse affect, either individually or in the aggregate. To the Company's knowledge, no other legal proceedings, that if decided against the Company would have a material adverse affect, are currently contemplated by any individuals, entities or governmental authorities.

The principal risks that the Company insures against are workers' compensation, personal injury, property damage, general liability, and fidelity losses. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                     PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock of the Company is traded on the NASDAQ SmallCap market ("NASDAQ") and on the Boston Stock Exchange.

NASDAQ recently enacted new requirements for continued listing on NASDAQ. NASDAQ has advised the Company that it believes that the Company fails to meet the requirement that NASDAQ companies have net tangible assets of at least
$2,000,000. The Company believes that with the proceeds from two recently completed Private Placements it is in compliance with NASDAQ's net tangible assets requirement. However there can be no assurance that the Company will continue to meet the applicable requirements for continued listing. In addition, the Company has an oral hearing with NASDAQ scheduled for April 30, 1998 to review whether the Company is in compliance with the new requirements and to review the terms of one of the Private Placements.

The failure to meet the maintenance criteria in the future may result in the Common Stock no longer being eligible for quotation on NASDAQ and trading, if any, of the Common Stock would thereafter be conducted in the non-NASDAQ over-the-counter market. As a result of such delisting of the Common Stock from NASDAQ, it may be more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

The regulations of the Securities and Exchange Commission ("Commission") promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), require additional disclosure relating to the market for penny stocks. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stock market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the Company's securities become subject to the regulations applicable to penny stocks (i.e., by NASDAQ delisting), the market liquidity for the Company's securities could be severely affected. In such an event, the regulations on penny stocks could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market. In the absence of an active trading market, holders of the Common Stock may experience substantial difficulty in selling their securities.

                           PRICE RANGE OF COMMON STOCK

The quotations set forth in the table reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

                             Fiscal 1996                        High       Low
                             -----------                        ----       ---
1st Quarter.................................................... $3.50     $2.38
2nd Quarter (OTC Electronic Bulletin Board commencing June 20)  3.38       2.77
3rd Quarter.................................................... 3.38       2.31
4th Quarter.................................................... 4.00       3.25
                             Fiscal 1997
1st Quarter....................................................$3.25      $2.75
2nd Quarter (NASDAQ SmallCap Commencing April 20)...            3.25      1.88
3rd Quarter.................................................... 3.13      1.50
4th Quarter.................................................... 2.94      0.75

The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings, if any, to finance future development.

As of March 20, 1998, there were approximately 77 holders of record of the Company's Common Stock. The Company believes that at such date there were in excess of 500 beneficial owners of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

The Netplex Group, Inc. (the "Company") is an Information Technology (IT) company that provides the expertise and information systems to link employees, customers, prospects, suppliers and manufacturers to help "network-enable" organizations. The Company re-sells technology products when necessary to deliver to customers fully integrated system solutions.

The Company is headquartered in McLean, Virginia and has branch offices in the Reston, Virginia, New York City, Central New Jersey, Raleigh, North Carolina and Chicago Metropolitan markets.

In June 1996, the Company (formerly known as CompLink, Ltd.) acquired and merged (the "Merger") with America's Work Exchange, its wholly owned subsidiary Software Resources of New Jersey, now known as Contractors Resources ("CR"), and The Netplex Group, Inc. (collectively referred to as "Netplex") in a reverse merger transaction by issuing approximately 3,245,000 shares of Common Stock, or 50.4% of the Company's then outstanding Common Stock after giving effect to the Merger. The Merger agreement provided for the Company to issue options to purchase 1,691,000 shares of the Company's Common Stock in exchange for options to purchase 1,691,000 shares of Netplex's Common Stock. As a result, Netplex was considered the acquirer for accounting purposes.

The assets and liabilities of CompLink and its wholly owned subsidiary, Technology Development Systems ("TDS"), were recorded by the Company at merger date at book value which approximated fair value. At merger, CompLink's operations consisted primarily of the distribution of WorldLink remote and mobile workforce automation software developed by TDS. The Company discontinued the operations of its software development and distribution segment upon the completion of the sale of its interest in the WorldLink product technology for $3.0 million in December 1996.

The Company's operations have been concentrated on providing IT services and solutions to U.S.-based commercial organizations since the beginning of 1997.

In July 1997, the Company acquired the net assets of Onion Peel Solutions, L.L.C ("Onion Peel") to broaden its customer base and expand the fulfillment capacity of its Enterprise Systems Management service offerings in exchange for 80,000 shares of its Common Stock, subject to adjustment.

The statement of operations for the year ended December 31, 1997 reflects the results of Onion Peel from July 1, 1997, the date of acquisition. The statement of operations, for the year ended December 31, 1996, reflects the results of Complink commencing on June 1, 1996. The operations of TDS are included in the statement of operations for the year ended December 31, 1996, as discontinued operations beginning on June 1, 1996.

The above acquisitions and disposition have resulted in the Company emerging in 1997 with three distinct areas of business operations: Design and implementation of solutions for IT systems related business needs, IT Solutions; Staff augmentation and flexible task outsourcing, IT Staffing, and: Business services for the independent IT Consultant, IT Contractor Resources.

The following table sets forth the revenue and gross profit of each of the business areas for 1997:

                    IT
                 Contractor
                 Resources             IT Solutions          IT Staffing         Total
                 ---------             ------------          -----------         -----

Revenues        $32,048,350     100%   $5,221,555   100%    $3,198,229   100%  $40,468,134    100%
%                  79.2%                  12.9%                7.9%               100%
Cost of Sales   30,952,246      96.6%   2,335,658   44.7%    2,127,740   66.5%  35,415,644    87.5%
%                  87.4%                   6.6%                6.0%               100%
Gross Profit     1,096,104       3.4%   2,885,897   55.3%    1,070,489   33.5%   5,052,490    12.5%
%                  21.7%                  57.1%               21.2%               100%

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996
Revenue for the year ended December 31, 1997 increased approximately $6.9 million or 21% to approximately $40.5 million, as compared to $33.5 million for the same period in 1996. This increase includes a $5.6 million or 21% increase in IT Contractor Resources revenue, a $1.6 million or 100% increase in IT Staffing revenue offset by a $300,000 or 5% net decrease in the IT Solutions revenue. The IT Solutions decrease includes a $1.3 million decrease in IT Solutions revenues driven principally from declines in computer product resales and was partially offset by a $1.0 million revenue increase generated by Onion Peel which was acquired in July 1997.

Gross Profit for the year ended December 31, 1997 increased approximately $2.4 million or 92% to approximately $5.1 million as compared to approximately $2.6 million for the same period of 1996. This increase includes a $325,000 increase in IT Contractors Resources gross profit, an approximately $500,000 increase in IT staffing gross profit and a $1.5 million increase in IT Solutions gross profit. The increase in IT Contractors Resources and IT Staffing gross profit are principally due to the increases in revenues. The increase in IT Solutions gross profit is primarily due to a shift in the IT Solutions product mix to a higher proportion of pure service revenues than in 1996 and the inclusion of the Onion Peel business which was added to IT Solutions through a July 1, 1997 acquisition.

Gross Profit increased to approximately 12.5 % in 1997 from approximately 8.0% in 1996, primarily due to the increased IT Solutions and IT Staffing services revenues which generate higher gross profit margins.

Selling, general and administrative expenses for the year ended December 31, 1997 increased approximately $2.7 million or 51.9% to $7.9 million from $5.2 million for the same period of 1996. The primary reason for the increase in selling, general and administrative expenses is the expansion of the sales and recruiting forces, and the hiring and training of technical staff to pursue and prepare for prospective client engagements, all of which began in the third quarter of 1996 and continued throughout 1997

Other income (expense) for the year ended December 31, 1997 decreased by $65,000 or 171% to approximately $26,000 of other expense in 1997 from approximately $38,000 of other income in 1996. The primary reason for the decrease is the reduction in cash balances from the Company's losses in 1997 coupled with increased borrowings on its line of credit facility during 1997.

The loss from continuing operations before taxes increased by approximately $352,000 or 14% to $2.9 million from $2.5 million. The components of this increased loss are discussed above.

As a result of the net loss no provision or benefit for income taxes was required in 1997. In 1996 the Company recorded a $34,000 benefit for income taxes generated from a change in the Company's deferred tax asset valuation allowance.

Income from discontinued operations of approximately $488,000 in 1996, resulted from the Company's discontinuance of its software development and distribution business. This income includes a gain from the disposal of the business of approximately $1.8 million which resulted primarily from the sale of the WorldLink product technology to XcelleNet, Inc. offset by losses of approximately $1.3 million from the operations of this business from the date of its acquisition in the merger with CompLink (June 1, 1996 for accounting purposes) through the disposal date.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997 the Company had cash and cash equivalents of $353,005. The Company had $1,316,300 outstanding on its line of credit facility and had long term capital lease obligations of $109,096.

The Company's liquidity and capital resources were increased by the following:

On July 1, 1997, the credit line was expanded by the bank to the lesser of $2,000,000 or 80% of eligible accounts receivable and the interest rate was reduced to 0.75% over the bank's prime rate. The bank has waived certain financial covenants contained in this line of credit agreement with which the Company was not in compliance at December 31,1997. The Company is presently in discussion with the bank to extend the credit line when it expires on July 1, 1998.

During the year ended December 31, 1997, the Company received $607,500 from the exercise of outstanding options and warrants.

For the year ended December 31, 1997 the Company's operating activities used approximately $4.3 million, investing activities used approximately $103,000 and financing activities provided approximately $1.0 million of the Company's cash. The primary uses of cash were the Company's net loss of $2.9 million, and decreased accounts payable and accrued expenses of approximately $2.1 million. These uses of cash were partially offset by cash provided from the exercise of warrants and options of $607,500 and borrowings under the Company's line of credit of $1,316,300. The Company will continue to make significant investments in its technical staff, marketing, training and infrastructure to increase productivity, build its technical staff database and foster growth of its operations.

The Company is actively pursuing the acquisition of additional technical consulting firms to broaden its customer base, expand its technical capacity and enhance its fulfillment capability.

On January 30, 1998, the Company completed the purchase of all of the stock of The PSS Group, Inc. ("PSS") the technical professional staff augmentation operations and business of Preferred Systems Solutions, Inc. ("Preferred") and formerly a wholly-owned subsidiary of Preferred. In consideration for the purchase, the Company paid $300,000 at closing and on or before January 15, 1999 will pay $300,000 in cash or 200,000 shares of its Common Stock or any combination thereof, at Preferred's option. The Company used working capital to finance the acquisition. The agreement also provides that Preferred will receive additional consideration (the "Earn-out") if PSS meets certain operating targets. Such Earn-out may be made at the Company's option in cash or its Common

Stock, or any combination thereof. If the Company elects to pay the Earn-out in Common Stock, the value of the Common Stock will be based on the average closing price of the Company's Common Stock for the last quarter of the year in which the payment was made.

Capital expenditures for the year ended December 31, 1997 were approximately $105,000.

Between January 1, 1998 and April 14, 1998, the Company has raised additional equity totaling $3,057,000.

In February 1998 the Company raised $100,000 through the sale of 80,000 shares of nonregistered Common Stock plus a warrant to purchase an additional 100,000 warrants at $1.20.

In March, 1998 the Company raised $1,457,000 of financing in a Private Placement raised primarily from accredited investors and employees of the Company. The Company issued shares of non-registered Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.00 per share. The funds will be used to finance operations and additional acquisitions.

On April 7, 1998 Netplex completed the sale of 1,500 units of a Private Placement, totaling $1.5 million, to various purchasers The Zanett Corporation ("Zanett") acted as placement agent for the Private Placement. The sale represents the first half of a transaction that will include the sale of an additional 1,500 units for $1.5 million at a future date. Zanett Lombardier purchased 1,500 units at $1,000 per unit, with each unit consisting of a prepaid Common Stock purchase warrant entitling the holder to acquire such number of shares of the Company's Common Stock as is equal to $1,000 divided by an adjustable exercise price and an additional incentive warrant to acquire 52 shares of Common Stock (or an aggregate of 78,000 shares of Common Stock). The Company also granted Zanett a warrant to purchase 39,000 shares of Common Stock. Zanett also received placement fees and a non-accountable expense allowance equal to 12.53% of the proceeeds of the offering. The second half of the transaction is for the sale to Zanett of an additional and committed 1,500 units, for $1,000 per unit, contingent on Netplex recording three consecutive quarters of increased profits and revenues, excluding any extraordinary items. With respect to the second half of the transaction, the exercise price of the purchase warrants and the incentive warrants will be based on the bid price of the Common Stock at the time of such closing. The funds from the Private Placement will be used to fund operations and acquisitions. Under NASDAQ regulations, certain aspects of the transaction must receive shareholder approval. NASDAQ has also advised the Company that it will review the terms of the Private Placement. Such shareholder approval is expected in the Company's annual meeting. The Company believes that the proceeds should ensure that the Company will exceed NASDAQ's published net tangible assets requirement of $2 million.

Based on its current operating plan, the Company believes that the net proceeds from the Private Placement together with cash anticipated to be provided by operating activities and amounts expected to be available under a renegotiated line of credit will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. However, no assurance can be given that any such additional sources of financing will be available on acceptable terms or at all. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used for acquisitions or to acquire or invest in complimentary businesses or products or to obtain the right to use complementary technologies. The Company has no current plans, agreements or commitments, and is not currently engaged in any negotiations with respect to any such transaction.

The Company is expecting to incur operating losses until it achieves full productivity of the majority of its sales force. While it cannot be certain as to when such levels of productivity can be attained, the Company anticipates that its sales force will operate at levels below full productivity through at least the first quarter of 1998. The Company will continue to make significant investments in its technical workforce, marketing, training and infrastructure to increase productivity, build its core competency practice unit skill base and product offerings and foster growth of its operations. Despite the expectation of continued operating losses, management believes that its current cash balance and credit facility will be sufficient to meet operating requirements for at least the next twelve months.

Recent Accounting Pronouncements

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

In June 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income", which is effective for the year ending December 31, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Earlier application of this standard is permitted; however, upon adoption the Company will be required to reclassify previously reported annual and interim financial statements. The Company believes that the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 will not impact the manner of presentation of its financial statements as currently and previously reported.

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the year ending December 31, 1998. This statement requires companies to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company believes that the adoption of SFAS No. 131 will impact the manner of presentation of its financial statements.

In October, 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supercedes Statement of Position 91-1 "Software Revenue Recognition. SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not believe that the adoption of this new pronouncement will have a material impact on its financial position and results of operations.

Inflation

The Company does not expect inflation to have a significant adverse impact on its operations.

Forward-Looking Statements

This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, (including with out limitation, the growth of the Company, future financings, acquisitions and expenses and general market conditions) though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove accurate. In light of the significant uncertainties inherent in forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Year 2000 Compliance

      The Company has assessed and continues to assess the impact of the Year 2000 issue on its operations, including the development of cost estimates for, and the extent of programming changes required to address, this issue. Although final cost estimates have yet to be determined, the Company expects that these Year 2000 costs will not be material to the Company's expenses during 1998 and 1999.

ITEM 7.  FINANCIAL STATEMENTS.

See Consolidated Financial Statements listed in the accompanying index to Consolidated Financial Statements on Page F-1 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the ages of the Executive Officers and the members of the Board of Directors and the positions they hold with The Netplex Group, Inc., a New York Corporation (the "Company"):


     Name                        Age                         Position

Gene Zaino                       40      President, Chief Executive Officer and
                                         Chairman
Robert Skelton                   36      Vice President - Human Resources,
                                         General Counsel and Secretary
Matthew Jones                    36      Chief Financial Officer and Treasurer
Richard Goldstein (1)(2)         51      Director
Frank Lagattuta (1)              54      Director
Neil Luden                       42      Director
Deborah Novick (2)               33      Director

------------------

(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

Gene Zaino has been a Director of the Company since August 1995 and became its Chief Executive Officer and Chairman upon completion of the merger with Netplex in June 1996. From November 1995 through the completion of the merger, Mr. Zaino functioned in the capacity of Chief Executive Officer. Mr. Zaino started his career at KPMG Peat Marwick L.L.P. in 1980. He was a founding principal of a subsidiary of Evernet Systems, Inc. which was acquired by Control Data Systems, Inc. in 1993. In January 1994, Mr. Zaino developed the business plan which lead to the formation of Netplex. Mr. Zaino is a Graduate of the University of Pennsylvania, Wharton School and is a Certified Public Accountant.

Robert Skelton joined the Company as its Vice President of Human Resources and General Counsel in September 1996 and became its Secretary in November 1996. From November 1990 to June 1996, Mr. Skelton served in similar capacities for Central Atlantic Toyota Distributors, Inc., and Quality Port Processors, Inc., subsidiaries of Toyota Motor Sales, USA. From July 1986 through October 1990, Mr. Skelton was an attorney with the law firm of Webster, Chamberlain & Bean in Washington D.C. Mr. Skelton holds a Bachelors of Arts in Political Science and Modern Language from Union College and a Juris Doctor from George Washington University. Mr. Skelton is an Attorney and a member of the District of Columbia, Maryland, and Virginia Bars.

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

Frank Lagattuta became a Director of the Company in September 1997. Mr. Lagattuta has been serving since 1996 as the President and chief operating officer of CompuLaw, Ltd. of Los Angeles, California. Prior thereto, he was the Vice President of Sales and Marketing for Saft America, Inc. form 1993 to 1996. Prior thereto, Mr. Lagattuta was the Vice President of Sales and Marketing for BISS Sales, Inc. from 1991 to 1993. Prior thereto, he served as the Executive Vice President of Sales and Marketing for Evernet Systems, Inc. from 1989 to 1991. Mr. Lagattuta also was employed in several management positions by Xerox Corporation from 1973 to 1989 and served as the President of Xerox Computer Services from 1987 to 1989. Mr. Lagattuta holds a Bachelor of Science degree in Accounting from Canisius College and a Master of Business Administration in Finance and Accounting from the University of Southern California.

Neil Luden has served in various capacities with the Company since June 1992. Since June 1996, Mr. Luden has served as a Director. From June 1996 through April 1997, he also served as Vice President. From December 1992 through the Company's Merger with Netplex in June 1996, he served as President of the Company and a Director. Prior thereto, from March 1990 to June 1992 he was president and the sole stockholder of ALN Enterprises, Inc., a financial and business consulting firm. From June 1983 to March 1990, Mr. Luden was employed in various capacities with Prudential-Bache Securities, Inc., lastly as a Vice President--Systems. Mr. Luden is a graduate of St. Johns University.

Deborah Novick has been a Director of the Company since August, 1995 and has served in a variety of capacities at GKN Securities Corp., a New York based investing banking company, since August 1992, including most recently Senior Vice President -- Investment Banking. Prior thereto, Ms. Novick was a Senior Analyst with Value Line, Inc. from August 1989 until August 1992. Ms. Novick holds a Bachelor of Science degree from Cornell University.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid Gene Zaino, the President and Chief Executive Officer of the Company, and all compensation paid to Robert Skelton, Vice President - Human Resources, General Counsel and Secretary of the Company. In June 1996, the Company merged with the Netplex and America's Work Exchange ("AWE"), compensation paid for periods prior to June 1996 constitutes compensation paid by Netplex or AWE. The Company had no executive officer, other than Mr. Zaino and Mr. Skelton, whose salary exceeded $100,000 for year ended December 31, 1997. The total compensation paid to all executive officers of the Company in the year ended December 31, 1997 was $330,273.

                           Summary Compensation Table


                                                                                      Long-Term
                                                 Annual Compensation(1)             Compensation
                                                                                       Awards
                                          -------------------------------------------------------------
                                                                                             Securities
                               Fiscal                                 Other Annual           Underlying           All Other
Name and Principal Position     Year      Salary($)      Bonus($)     Compensation($)        Options(#)        Compensation($)
---------------------------     ----      ---------      --------     ---------------        ----------        ---------------

Gene Zaino, President           1997        $130,000      - 0 -            - 0 -               600,000 (3)           $ 4,563
                                1996        $116,423      - 0 -            - 0 -                - 0 -                $27,125 (2)
                                1995       $  86,100      - 0 -            - 0 -               615,000 (3)           $ 5,425 (2)
Robert Skelton, Secretary       1997        $100,000      - 0 -            - 0 -                70,000 (3)           $ 2,903
                                1996       $  32,731      - 0 -            - 0 -                50,000 (3)           $ 2,000

-----------------------

(1) Mr. Zaino is employed under an employment agreement pursuant to which he is paid a base salary of $130,000 per annum. See "Executive Compensation -- Employment and Related Agreements."

(2) Mr. Zaino received $5,425 per month from December 1995 through May 1996 pursuant to a consulting agreement with the Company

(3) Options to purchase 600,000 shares issued to Mr. Zaino in 1995 under the Employee Stock Option Plan were canceled in December 1997. Options to purchase 600,000 shares were thereafter issued to Mr. Zaino at a lower exercise price. None of Mr. Zaino's options have been exercised and none are vested as of December 31, 1997. Options to purchase 70,000 shares granted to Mr. Skelton in 1996 and 1997 under the Employee Stock Option Plan were canceled in December 1997 and options to purchase
         70,000 shares were granted thereafter to Mr. Skelton at a lower exercise price. None of Mr. Shelton's options have been exercised and none are vested as of December 31, 1997. Mr. Skelton's employment with the Company commenced in 1996..

Stock Option Grants
As part of a company-wide non-cash employee incentive granted by the Company's Compensation Committee, Mr. Zaino agreed to cancel 600,000 options previously issued to him. The Company granted 600,0000 options to Mr. Zaino in the fiscal year ended December 31, 1997. As part of the merger, Mr. Zaino exchanged options that he held in Netplex and AWE for options to purchase an aggregate of 600,000 shares at an exercise price ranging from $2.90 to $2.98 per share. These options were canceled in 1997. Options on 70,000 shares granted to Mr. Skelton in 1996 and 1997 under the Employee Stock Option Plan were canceled in December 1997 and options on 70,000 shares were granted to Mr. Skelton at a lower exercise price. in the fiscal year ended December 31, 1997. The following table sets forth further information with respect to options granted to Messrs. Zaino and
Skelton:


                           Number of       Percent of
                           Securities    Total Options
                           Underlying      Granted to
                            Options       Employees in     Per Share Exercise
       Name                 Granted       Fiscsal Year           Price              Expiration Date
       ----                 -------       ------------           -----              ---------------
Gene Zaino                  600,000           25%               $0.97               December 20, 2007

Robert Skelton               70,000            3%               $0.97               December 20, 2007

Fiscal Year End Option Values

Mr. Zaino and Mr. Skelton exercised no options in the fiscal year ended December 31, 1997. The following table sets forth certain information regarding the options held by Mr. Zaino and Mr. Skelton at December 31, 1997.

          Aggregate Option Exercises and Fiscal Year-End Option Values


                                     Number of Securities
                                          Underlying                                 Value of Unexercised
                                    Unexercised Options at                                Options at
                                     December 31, 1997(1)                           December 31, 1997($)(1)
                         ---------------------------------------------   ----------------------------------
         Name            Exercisable                     Unexercisable   Exercisable                     Unexercisable
----------------------   -----------                     -------------   -----------                     -------------
Gene Zaino                    -0-                          600,000             -0-                            -0-
Robert Skelton                -0-                           70,000             -0-                            -0-

--------------

(1) At December 31, 1997 the closing price of the Company's Common Stock as reported by the NASDAQ was $0.875. The exercise price for the option shares exceeded the fair market value on December 31, 1997.

Employment and Related Agreements
Mr. Zaino is employed under a three-year employment agreement, effective as of June 7,1996, pursuant to which he is paid a base salary of $130,000 per annum, subject to increase by the Company's Board. Mr. Zaino may also receive an annual bonus at the sole discretion of the Company's Board, based upon the financial and operating performance of the Company. Mr. Skelton is paid a base salary of $100,000. Mr. Skelton may also receive an annual bonus at the sole discretion of the Company's President.

The Company obtained key-person life insurance in the amount of $1 million on the life of Mr. Zaino.

Directors' Compensation
Directors receive no fees or other compensation for attendance at meetings of the Company's Board.

The Company has created the 1995 Directors' Stock Option Plan (the "Directors' Plan") pursuant to which any Director of the Company who is not a full or part-time employee of the Company may be eligible to participate in the Directors' Plan. To date, options to purchase 60,000 shares at exercise prices ranging from $2.50 to $3.56 per share have been granted to Directors.

Board of Directors Interlocks and Insider Participation
The Company's Board has a Compensation Committee consisting of Mr. Goldstein and Mr. Lagattuta and an Audit Committee consisting of Mr. Goldstein and Ms. Novick and, except as set forth in detail in Certain Relationships and Related Transactions, there are no Board of Directors interlocks.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning ownership of the Company's Common Stock, as of April 8, 1998, by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each nominee for Director, each executive officer and by all directors and executive officers of the Company as a group.

      Name of Beneficial Owner     Number of Shares of Common Stock Beneficially
                                                   Owned (1)

                                         Number               Percent
                                         ------               -------

Gene Zaino                              1,329,850(2)          17.4%

Stan Fischer                            448,420(3)             5.9%
Scott Pogoda                              616,072              8.2%
     PO Box 10229
     Zephyr Cove, NV 89448
Deborah Novick                           16,250(4)               *
Richard Goldstein                        16,000(5)               *
Neil Luden                              100,000(6)               *
Frank Lagattuta                            8,000                 *
Matthew Jones                                0                   -

Robert Skelton                               0                   -

All directors and                      1,464,300(7)           18.9%
   Executive officers as a
   Group(7 persons)

----------------
*        Less than 1%.

(1)Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Based on review of Schedules 13G and 13D that have been filed and delivered to the Company, the Company is not aware of any 5% beneficial holders of its Common Stock, other than the persons specified in the table above.

(2) Includes 73,420 shares of Common Stock, subject to options or warrants.

(3) Includes 19,809 shares of Common Stock subject to options or warrants. Mr. Fischer is an employee and member of the senior management team of the Company but is not an Executive Officer.

(4) Consists of 16,250 shares of Common Stock subject to options or warrants.

(5) Includes 7,500 shares of Common Stock subject to options.

(6) Consists of 100,000 shares of Common Stock subject to options.

(7) Includes 197,170 shares of Common Stock subject to options or warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company contracted with an entity owned by Scott Pogoda, a five-percent shareholder for the development of the software to be used to maintain the Company's Centralized National Technical Database. The Company paid Mr. Pogoda $150,000 and has a remaining obligation of approximately $50,000 at December 31, 1997 related to the development of this software.

Ms. Novick is a Senior Vice President of GKN Securities Corp., Placement Agent of the 1996 Private Placement. The Company paid GKN Securities Corp. $432,500 in fees associated with the completion of this transaction.

                                     PART IV
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit
      No.

     2.1      Agreement  and  Plan of  Reorganization  and  Merger  dated  as of
              November 20, 1995, by and among The Netplex Group, Inc., America's
              Work Exchange, Inc. and the Company.**
     3.1      The    Company's    Amended   and    Restated    Certificate    of
              Incorporation.***
     3.2      The Company's By-laws.**
     3.3      Amendment to the  Company's  Amended and Restated  Certificate  of
              Incorporation.*
     4.1      Form of Common Stock Certificate.***
     4.5      Form of Warrant issued to investors in connection with 1992 bridge financing.***
     4.6      Form of Unit Purchase  Option  granted to the  Underwriter  of the
              Company's initial public offering.**
     4.7      Form of Purchase  Option granted to Placement  Agent in connection with the 1996 Private Placement.*****
     4.8      Form of  Warrant  issued  in  connection  with  the  1996  Private
              Placement.****
     4.9      Certificate of Designation for the Preferred Stock.****
     4.10     Form of Prepaid  Warrant  issued to  Purchasers  in  1998  Private
              Placement.******
     4.11     Form of Incentive  Warrant  issued to  Purchasers  in 1998 Private
              Placement.******
     10.5     1992 Incentive and Non-Qualified Stock Option Plan.**
     10.6     Amendment to 1992 Incentive and Non-Qualified Stock Option Plan.**
     10.9     Form  of  Indemnification   Agreement  between  the  Officers  and
              Directors of the Company and the Company.**
     10.10    1995 Directors' Stock Option Plan.*****
     10.11    1995 Consultant's Stock Option Plan.*****
     10.12    Employment Agreement between the Company and Gene Zaino.*
     10.13    Agreement by and among  XcelleNet,  Inc., The Netplex Group,  Inc.
              and  Technology   Development  Systems,  Inc.  dated  November  5,
              1996.******
     10.14    Agreement  dated as of January 23, 1998 between The Netplex Group,
              Inc.,  Preferred Systems Solutions,  Inc., The PSS Group, Inc. and
              Robert Hisel, Jr.******
     11       Computation Re: Per Share Earnings.******
     23       Consent of KPMG Peat Marwick LLP.******
     27       Financial Data Schedule.******

(b) The Company filed one report Form 8-K/A in the quarter ended December 31, 1996, under Item 2 Acquisition and Disposition of Assets.

-----------------
* Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
** Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "Commission") on June 7, 1996, as amended.
*** Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Commission on January 29, 1993 (Commission file No. 33-57546), as amended.
**** Incorporated by reference to the Company's Registration Statement on Form S-3, filed with the Commission on November 19, 1996, as amended (Commission File No. 333-16423).
***** Incorporated by reference to the Company's Registration Statement on Form S-8, filed with the Commission on December 31, 1996, (Commission File No. 333-19115).
******   Filed Herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the County of Fairfax, Commonwealth of Virginia on the 15th day of April, 1998.



                                            The Netplex Group, Inc.

                                            By: /s/   Gene Zaino
                                                -----------------
                                                Gene Zaino
                                                Chairman, President and C.E.O.



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                      Date

  /s/   Gene Zaino               Chairman, President and          April 14, 1998
-------------------------        Chief Executive Officer
        Gene Zaino               [Principal Executive Officer]

   /s/   Matthew G. Jones        Chief Financial Officer          April 14, 1998
-------------------------        and Treasurer [Principal
         Matthew G. Jones        Accounting Officer]


   /s/   Neil Luden              Vice President & Director        April 14, 1998
-------------------------
         Neil Luden


   /s/   Richard Goldstein        Director                        April 14, 1998
--------------------------
         Richard Goldstein


   /s/   Frank C. Lagattuta       Director                        April 14, 1998
---------------------------
         Frank C. Lagattuta


   /s/ Deborah Schondorf-Novick   Director                        April 14, 1998
-------------------------------
       Deborah Schondorf-Novick

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
Independent Auditor's Report.........................................        F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996.........        F-3
Consolidated Statements of Operations for the years ended
   December 31, 1997 and 1996........................................        F-4
Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 1997...........................................        F-5
Consolidated Statements of Cash Flows for the years ended
   December 31, 1997 and 1996........................................        F-6
Notes to Consolidated Financial Statements.........................          F-7

[Letterhead of KPMG Peat Marwick LLP]


                          Independent Auditors' Report



Board of Directors and Stockholders
The Netplex Group, Inc. :



We have audited the accompanying consolidated balance sheets of The Netplex Group, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Netplex Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.





                                                       /s/ KPMG Peat Marwick LLP



McLean, Virginia
April 10, 1998

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                  Assets                                          1997          1996
                                                                                ----------    ----------
Current assets
     Cash and cash equivalents                                                  $  353,005    $3,691,099
     Accounts receivable, net of allowance for doubtful accounts of
     $133,000 and $177,000, respectively                                         4,133,148     4,304,662

     Notes receivable                                                              200,000          --
     Prepaids and other current assets                                             232,842       350,074
                                                                                ----------    ----------
         Total current assets                                                    4,918,995     8,345,835

     Property and equipment, net                                                   952,546     1,090,617
     Other assets                                                                   82,738        78,988
     Employee notes receivable                                                     193,464          --
     Acquired software, net                                                        418,225          --
     Goodwill, net                                                                 346,529       373,180
                                                                                ----------    ----------

         Total assets                                                           $6,912,497    $9,888,620
                                                                                ==========    ==========

                      Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                                           $  567,805    $  936,865
     Line of credit                                                              1,316,300          --
     Accrued expenses                                                            3,383,024     5,166,184
     Deferred revenue                                                              109,497       329,267
     Obligation under capital lease, current portion                                96,073       106,347
                                                                                ----------    ----------
         Total current liabilities                                               5,472,699     6,538,663

     Obligation under capital lease, net of current portion                        109,096       110,669
                                                                                ----------    ----------

         Total liabilities                                                       5,581,795     6,649,332
                                                                                ----------    ----------

Stockholders' equity
     Class A Cumulative Convertible Preferred Stock; $.01 par value;
     liquidation preference of the greater of (i) two times the stated
     value of $2 per share plus all accrued and unpaid dividends, or (ii) the amount that would have been received if such shares were  converted to  Common  Stock  on the  business  day  immediately  prior to the liquidation;  2,000,000 shares authorized,  1,062,500 and 1,750,000
     shares outstanding in 1997 and 1996, respectively                              10,625        17,500

Common stock, $.001 par value; 20,000,000 authorized,7,470,370 and
     6,442,903 shares outstanding in 1997 and 1996, respectively                     7,470         6,443
Additional paid in capital                                                       6,272,407     5,301,542
Accumulated deficit                                                             (4,959,800)   (2,086,197)
                                                                                ----------    ----------

         Commitments and contingencies

         Total stockholders' equity                                              1,330,702     3,239,288
                                                                                ----------    ----------

         Total liabilities and stockholders' equity                             $6,912,497    $9,888,620
                                                                                ==========    ==========

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                           1997         1996
                                                                       -----------    -----------

Revenue                                                                $40,468,134    $33,524,679

Cost of revenue                                                         35,415,644     30,878,166
                                                                       -----------    -----------

       Gross profit                                                      5,052,490      2,646,513

Selling, general and administrative expense                              7,899,756      5,205,906
                                                                       -----------   -------------

Operating loss                                                          (2,847,266)    (2,559,393)

Other income/(expenses)
       Interest income/(expense), net                                      (26,337)        33,119
       Other income                                                           --            4,808
                                                                       ------------   -----------
                                                                           (26,337)        37,927
Loss from continuing operations
       before income taxes                                              (2,873,603)    (2,521,466)

Income tax (benefit) provision                                                --          (34,000)
                                                                         ----------   ------------

       Loss from continuing operations                                  (2,873,603)    (2,487,466)

Discontinued operations
       Loss from operations of discontinued
              Business                                                        --       (1,332,050)

       Net gain from disposal                                                 --        1,820,129
                                                                         ---------   -------------

Income from discontinued operations                                           --          488,079

Net loss                                                               $(2,873,603)   $(1,999,387)
                                                                       ===========    ============
Basic and diluted earnings (loss) per common share
       Continuing operations                                           $     (0.46)   $     (0.51)
       Discontinued operations                                                --             0.09
                                                                       -----------   -------------

               Total                                                   $     (0.46)   $     (0.42)
                                                                       ===========    ============

       Weighted average common shares outstanding, basic and diluted     6,820,863      5,026,306
                                                                       ===========    ============


          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                               Class A  Cumulative
                                                            Convertible Preferred
                                                                  Stock                   Common stock            Additional
                                                         -------------------------     ----------------------       paid in
                                                          Shares            $           Shares         $            capital
                                                         ---------    -------------    ---------  -----------     -----------


Balance at December 31, 1995                                  --      $      --        3,197,608   $    31,976    $   579,124

   Net loss
   Reduction in par value resulting from the
     merger of the Company with Netplex
     from $0.01 per share to $0.001 per share                 --             --             --         (28,778)        28,778
   Issuance of common shares in the merger of
     the Company with Netplex                                 --             --        3,245,295         3,245      1,767,488
   Private placement of Class A Cumulative,
     Convertible Preferred Stock                         1,750,000         17,500           --            --        3,024,346
   Preferred stock dividends                                  --             --             --            --          (98,194)
                                                       -----------    -----------    -----------   -----------    -----------

Balance at December 31, 1996                             1,750,000         17,500      6,442,903         6,443      5,301,542

   Net loss                                                   --             --             --            --             --
   Conversions of Preferred Stock to Common Stock         (687,500)        (6,875)       687,500           687          6,188
   Exercise of common stock warrants                          --             --          225,000           225        537,275
   Preferred stock dividends                                  --             --             --            --          (82,500)
   Issuance of Common Stock options                           --             --             --            --           40,000
   Issuance of Common Stock in connection with Onion
     Peel Solutions, L.L.C. acquisition
                                                              --             --           80,000            80        399,920
   Exercise of Common Stock options                           --             --           34,967            35         69,982
                                                       -----------    -----------    -----------   -----------    -----------

Balance at December 31, 1997                             1,062,500    $    10,625      7,470,370   $     7,470    $ 6,272,407
                                                       ===========    ===========    ===========   ===========    ===========

                                                        Accumulated
                                                          deficit          Total
                                                        ------------   -----------


Balance at December 31, 1995                            $   (86,810)   $   524,290

   Net loss                                              (1,999,387)    (1,999,387)
   Reduction in par value resulting from the
     merger of the Company with Netplex
     from $0.01 per share to $0.001 per share                  --             --
   Issuance of common shares in the merger of
     the Company with Netplex                                  --        1,770,733
   Private placement of Class A Cumulative,
     Convertible Preferred Stock                               --        3,041,846
   Preferred stock dividends                                   --          (98,194)
                                                        -----------    -----------

Balance at December 31, 1996                             (2,086,197)     3,239,288

   Net loss                                              (2,873,603)    (2,873,603)
   Conversions of Preferred Stock to Common Stock              --             --
   Exercise of common stock warrants                           --          537,500
   Preferred stock dividends                                   --          (82,500)
   Issuance of Common Stock options                            --           40,000
   Issuance of Common Stock in connection with Onion
     Peel Solutions, L.L.C. acquisition
                                                               --          400,000
   Exercise of Common Stock options                            --           70,017
                                                        -----------    -----------

Balance at December 31, 1997                            $(4,959,800)   $ 1,330,702
                                                        ===========    ===========

See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                              1997         1996
                                                                          ------------  -------------
Operating activities
     Net loss                                                             $(2,873,603)  $(1,999,387)
     Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                                         464,213       587,902
        Expense on options granted                                             40,000
        Gain on sale of WorldLink product technology                             --      (1,820,129)
        Deferred income taxes                                                    --         (34,000)
        Change in assets and liabilities, net of effects of acquisition:
                Accounts receivable                                           301,321      (789,955)
                Prepaid expenses and other current assets                     117,712      (117,496)
                Other assets                                                     --          (9,404)
                Accounts payable and accrued expenses                      (2,159,896)    1,190,669
                Deferred revenue                                             (219,770)     (131,643)
                                                                           ----------    -----------

                Net cash used in operating activities                      (4,330,023)   (3,123,443)
                                                                           ----------    -----------

Investing activities
        Capital expenditures                                                 (105,438)     (631,983)
        Net proceeds from the sale of WorldLink product technology               --       2,492,795
        Cash acquired in business acquisition                                   2,149     1,245,062
                                                                           ----------    ----------

                Net cash provided by/(used in) investing activities          (103,289)    3,105,874
                                                                           ----------    ----------

Financing activities
        Proceeds from the exercise of stock options and warrants              607,517          --
        Note receivable                                                      (200,000)
        Employee notes receivable                                            (193,464)
        Payment of dividends on Class A Preferred Stock                      (180,694)         --
        Principal payments on capital lease obligations                       (99,945)      (14,019)
        Line of credit advances                                             1,316,300       650,000
        Line of credit repayments                                             (95,000)     (650,000)
        Repayments of other notes payable                                     (59,496)     (159,870)
        Proceeds from Private Placement                                          --       3,041,846
                                                                           ----------    ----------

                Net cash provided by financing activities                   1,095,218     2,867,957
                                                                           ----------    ----------


        Increase (decrease) in cash and cash equivalents                   (3,338,094)    2,850,388

Cash and cash equivalents at beginning of period                            3,691,099       840,711
                                                                           ----------    ----------


Cash and cash equivalents at end of period                                $   353,005    $3,691,099
                                                                           ==========    ==========
Supplemental information Cash paid during the period for:
       Interest                                                                61,366        24,247
                                                                           ==========    ==========
       Income taxes                                                              --          12,985
                                                                           ==========    ==========

       Capital lease obligation                                                88,098       241,561
                                                                           ==========    ==========


          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
(1)  The Business and Basis of Presentation

     The Business

     The Netplex Group, Inc. ("the Company") was incorporated in 1986 to provide IT services and solutions. Netplex is an Information Technology (IT)
     company that provides the expertise and information systems to link employees, customers, prospects, suppliers and manufacturers to help "network-enable" organizations. The Company re-sells technology products when necessary to deliver to customers fully integrated system solutions. The Company also provides certain business services to independent consultants who become the Company's employees.

     Basis of presentation

     Merger with Netplex On June 7, 1996, the Company (formerly known as "CompLink, Ltd." or "CompLink") acquired and merged with America's Work Exchange and The Netplex Group, Inc. (collectively referred to as "Netplex") in a reverse merger transaction by issuing approximately 3,245,000 shares of Common Stock, or 50.4 % of the Company's outstanding stock after giving effect for the merger. The merger agreement also provided for the Company to assume 1,691,000 outstanding Common Stock options of Netplex.

     The merger has been accounted for under the purchase method of accounting as a reverse merger, since the shareholders of Netplex, which have common control, received the larger of the voting rights of the combined entity. As a result, Netplex is considered the acquirer for accounting purposes.

     The merger resulted in a re-capitalization of the acquirers, so that the resulting capitalization of the Company after the merger is that of CompLink's giving effect to the issuance of new shares and elimination of CompLink's accumulated deficit. In addition, the par value of the Company's Common Stock was decreased from $0.01 per share to $0.001 per share in connection with the merger. The assets and liabilities of CompLink were recorded by the Company at book value which approximates fair value.

     The statement of operations for the year ended December 31, 1996 reflect those of Netplex for the year and those of CompLink and its wholly-owned subsidiary, Technology Development Systems ("TDS"), commencing on June 1, 1996. The merger has been accounted for assuming that it occurred on May 31, 1996. The operating results of CompLink and TDS from June 1, 1996 up to June 7, 1996 (the merger date) have been included in the Company's 1996 consolidated statement of operations, as such amounts are not material.

     Coincident with the merger the Company's name was changed from CompLink, Ltd. to The Netplex Group, Inc. and the entity known as The Netplex Group, Inc. prior to the merger changed its name to Netplex Systems, Inc. The Company's fiscal year end was changed from July 31 to December 31. Upon completion of the merger, the Company consisted of Netplex Systems, Inc.; America's Work Exchange ("AWE") and its wholly- owned subsidiary, Software Resources of New Jersey , now known as Contractors Resources ("CR"), and The Netplex Group, Inc. (formerly known as CompLink Ltd.) and its wholly-owned subsidiary, TDS.

     Acquisition of Onion Peel Solutions L.L.C.
     On July 1, 1997, the Company acquired all of the outstanding membership interests of Onion Peel Solutions L.L.C. ("Onion Peel"), a Raleigh, NC based provider of network management solutions, in exchange for 80,000 shares of its Common Stock, subject to the issuance of additional shares based on the closing price of the Company's Common Stock on December 31, 1998. The acquisition was accounted for using the purchase method of accounting, whereby the $400,000 purchase price was allocated to the fair value of the assets acquired and the liabilities assumed.

     The operating results of Onion Peel have been included in the Company's consolidated results from July 1, 1997. The acquired intangible asset recorded on the consolidated balance sheet represents the fair value of

     Onion Peel's software license rights. This intangible asset is being amortized on a straight - line basis over four years. Amortization of the software license rights was $46,470 in 1997.

     The following unaudited supplemental financial information presents the consolidated results of the Company from continuing operations, on a pro forma basis, as though the merger with CompLink and the acquisition of Onion Peel were consummated on January 1, 1996 and reflect the historical results of operations of the purchased business adjusted for goodwill amortization and increased common shares outstanding from the merger. The pro forma results do not include the operations of the discontinued business.


                                                                        Unaudited
                                                                Year Ended December 31

                                                              1997          1996
                                                         ------------  ---------------

                                                   (in thousands except per share data)

Revenues                                                $     40,804  $     34,666
                                                         ============  ===========
Net loss from continuing operations                     $     (3,173) $     (2,865)
                                                         ============  ===========
Net loss per share from continuing operations           $      (0.46) $      (0.44)
                                                         ============  ===========
Weighted average common shares outstanding                     6,861         6,523
                                                         ============  ===========

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period, or the results which may occur in the future.

(2)  Summary of  Significant Accounting Policies

     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of The Netplex Group, Inc. and its wholly owned subsidiaries, Netplex Systems, Inc., America's Work Exchange, Software Resources of New Jersey, now known as Contractors Resources ("CR"), Technology Development Systems, and Onion Peel Solutions, L.L.C. All significant intercompany transactions have been eliminated during consolidation.

     Revenue Recognition
     The majority of the Company's revenue is from consulting services contracts. This revenue is recognized when the services are performed and the costs are incurred. The Company generally recognizes hardware and software product revenue when the products are delivered to the customer site. Fixed price contract revenue is recognized on the percentage of completion basis based on costs incurred to estimated costs to complete. Revenue for maintenance contracts is recognized ratably over the service period of the underlying contract. Deferred revenue represents the unearned portion of maintenance contracts and amounts billed in advance of customer acceptance, in accordance with the terms of the contract. The Company records loss provisions if required for its contracts at the time that such losses are identified.

     Cash and Cash Equivalents
     The Company considers all highly liquid investments with maturity, at date of purchase, of three months or less to be cash equivalents. Cash equivalents are comprised of money market accounts.

     Property and Equipment
     Property and equipment is recorded at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets which range from 3 to 7 years.

     Property and equipment under capital leases are stated at the present value of the minimum lease payments and are amortized using the shorter of the lease term or the estimated useful life.

     Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts and any gain or loss on such disposition is reflected in the statement of operations.
     Expenditures for repairs and maintenance are charged to operations as incurred.

     Depreciation and amortization expense related to property and equipment was $391,091 and $318,865 for the years ended December 31, 1997 and 1996.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     Excess Costs Over Net Assets Acquired
     Excess costs over net assets acquired (goodwill) resulting from AWE's acquisition of CR is being amortized on a straight-line basis over a recovery period of 15 years. The Company assesses the potential impairment and recovery of goodwill on an annual basis and more frequently if factors dictate. Management forecasts are used to evaluate the recovery of goodwill through determining whether amortization of the goodwill can be recovered through the undiscounted operating cash flow (cash flow excluding goodwill amortization, non-recurring charges and interest expense). If an impairment of goodwill appears to have occurred, impairment is measured based on projected discounted operating cash flow (excluding goodwill amortization, non recurring charges and interest expense) using a discount rate reflecting the Company's cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The Company may assess the net carrying amount of goodwill using internal and or independent valuations.

     Accumulated amortization of goodwill related to the purchase of CR at December 31, 1997 was $53,308 and at December 31, 1996 was $26,656.

     Income Taxes
     Income taxes are accounted for under the asset and liability method under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates, that are applicable to the future years in which the deferred tax assets or liabilities are expected to be settled or realized. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the rate change is enacted.

     Earnings (loss) per share
     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires companies to present basic earnings per share and diluted earnings per share (EPS), instead of the primary and fully diluted EPS that had previously been required. The Company adopted SFAS 128 in the fourth quarter of 1997. The impact to prior years' amounts was immaterial. Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the periods. Diluted net loss per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the periods. For the years ended December 31, 1997 and 1996, the assumed exercise of the company's outstanding stock options and warrants and Convertible Preferred Stock has not been included in the calculation as the effect would be anti-dilutive.

     A reconciliation of the numerators and denominators of the basic and diluted EPS for the years ended December 31, 1997 and 1996, is provided below:


                                                          Income             Shares             Per-Share
                                                        (Numerator)        (Denominator)           Amount
                                                        -----------        -------------           ------

1997
Net Loss                                              $  (2,873,603)            -               $      -

Preferred stock dividend                                    275,625             -                      -

Basic and diluted EPS
     Income available to common shareholders           $ (3,149,228)        6,820,863            $  (0.46)
                                                       ============         =========            =========

1996
Net Loss                                               $ (1,999,387)             -               $      -

Preferred stock dividend                                     98,194              -                      -
Basic and diluted EPS

     Income available to common shareholders           $ (2,097,581)        5,026,306            $  (0.42)
                                                       ============         =========            =========

     Stock Options
     Prior to January 1, 1996, the Company accounted for its 1992 Incentive Stock Option plan ("ISO Plan") and the 1995 Directors' Stock Option plan (the "Director' Plan") in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Pursuant to APB 25 compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the grant date. Alternatively, SFAS No.123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and in future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS 123 for the ISO and Directors' Plans.

     The Company's 1995 Consultant's plan (the "Consultant's Plan") allows for the granting of options to both organizations and individuals who are not employees of the Company. The Company accounts for the options granted to non-employees based on the provisions of SFAS 123.

     Use of Estimates
     The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(3)  Liquidity
     Based on its current operating plan, the Company believes that the net proceeds from the Private Placement together with cash anticipated to be provided by operating activities and amounts expected to be available under a renegotiated line of credit will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. However, no assurance can be given that any such additional sources of financing will be available on acceptable terms or at all. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used for acquisitions or to acquire or invest in complimentary businesses or products or to obtain the right to use complementary technologies. The Company has no current plans, agreements or commitments, and is not currently engaged in any negotiations with respect to any such transaction.

     The Company is expecting to incur operating losses until it achieves full productivity of the majority of its sales force. While it cannot be certain as to when such levels of productivity can be attained, the Company anticipates that its sales force will operate at levels below full productivity through at least the first quarter of 1998. The Company will continue to make significant investments in its technical workforce, marketing, training and infrastructure to increase productivity, build its core competency practice unit skill base and product offerings and foster growth of its operations. Despite the expectation of continued operating losses, management believes that its current cash balance and credit facility will be sufficient to meet operating requirements for at least the next twelve months.

(4)  Discontinuance of  Business
     In December 1996, the Company made the decision to discontinue its software development and distribution business, through the sale of TDS's interest in its WorldLink product technology ("WorldLink"). WorldLink represented the primary asset offering of the Company's software development and distribution business. The operations of the software development and distribution business have been treated as discontinued operations in accordance with the provisions of Accounting Principles Board Opinion No. 30 (APB 30). Pursuant to APB 30, the revenue, costs and expenses have been excluded from their respective captions in the Company's consolidated statements of operations and the net results have been reported separately as income from discontinued operations.

     On December 31, 1996, the Company completed the sale of its interest in WorldLink to Xcellenet, Inc. for an aggregate sale price of $2.5 million, net of expenses paid of approximately $500,000 related to the sale. During 1996,the remaining net assets of TDS were written down to their net realizable values and consisted primarily of accounts receivable and furniture and equipment, which the Company is using in its continuing operations.

(5)  Property and Equipment
     Property and equipment consists of the following:



                                                          December 31,
                                                --------------------------------
                                                      1997             1996
                                                ----------------- --------------

Computer software                              $         493,935  $     464,318
Computer and office equipment                            628,537        460,422
Furniture and fixtures                                   188,563        212,561
Equipment under capital leases                           335,197        247,100
Leasehold Improvements                                    38,520         46,934
                                                ----------------- --------------
                                                       1,684,752      1,431,335

Accumulated depreciation and amortization               (732,206)      (340,718)
                                                ----------------- --------------

Property and equipment, net                    $         952,546  $    1,090,617
                                                ================= ==============

     Computer software at December 31, 1997, includes $407,338 of software that was developed for internal usage. Such software was placed in service in January 1997 and is being amortized over a 4-year useful life. Amortization expense related to this software was $67,890 for 1997. Accumulated depreciation and amortization includes $119,925 related to assets under capital leases at December 31, 1997 and $29,125 at December 31, 1996.

(6)  Accrued Expenses
     Accrued expenses consists of the following:

                                           December 31,
                                  -------------------------------

                                        1997            1996
                                  ----------------  -------------

Payroll and employee benefits     $     2,954,522  $   3,592,795
Other                                     428,502        402,067
Cost of discontinued business            -               704,890
Merger costs                             -               466,432
                                  ----------------  -------------

                                  $     3,383,024  $   5,166,184
                                  ================  =============

(7)  Notes Payable to Bank
     On July 2, 1997, the Company entered into a bank line of credit facility agreement that expires on June 30, 1998. This line of credit facility provides for advances of 80% of eligible accounts receivable (as defined in the agreement) up to $2,000,000. Amounts borrowed bear interest at the bank's reference rate of prime (8.5%) plus 3/4%. The Company had outstanding advances of $1,316,300 on the line of credit at December 31, 1997.

     At December 31, 1997, the Company was not in compliance with certain financial covenants contained in its line of credit facility which requires the Company to maintain minimum tangible net worth of a least $1.3 million and a current ratio of at least 1.10 to 1.00. The bank has waived the Company's non compliance of these covenants.

(8)  Income Taxes
     The reconciliation between the actual income tax expense and income tax computed by applying the statutory Federal income tax rate to earnings before provision for income taxes for the year ended December 31, 1997 and 1996 is as follows:

                                                               1997       1996
                                                               ----       ----
                                                                (in thousands)

         Computed expected tax benefit on income from
           continuing operations                               $(977)    $(857)
         Non-deductible expenses and other                      (484)      (50)

         Change in valuation allowance for deferred tax
           assets allocated to income tax expense                493       873
                                                               -----     -----
                                                               $   -      $(34)
                                                               =====     =====

     The tax effects of temporary differences that give rise to significant portions of deferred taxes assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                             As of December 31,
                                                        --------------------------
                                                           1997             1996

                                                                (in thousands)

    Deferred tax assets:
       Net operating loss carryforwards                   $4,010           $ 3,000
       Research and development credit carryforwards         187               187
       Excess tax basis over book of net assets acquired     150               200
       Inventory obsolescence reserve                         56                59
       Allowance for doubtful accounts receivable             48                74
       Accrued liabilities, not presently deductible           8               496
       Other                                                  30                11
                                                          ------          --------
            Total gross deferred tax assets                4,489             4,028
            Less valuation allowance                      (4,489)           (3,996)
                                                          -------         --------
            Net deferred tax asset                             -                32
                                                          -------         --------

    Deferred tax liabilities:

       Obligation under capital leases                         -               (13)

       Other                                                   -               (19)
                                                          -------         --------
             Total deferred tax liabilities                    -               (32)
                                                          -------         --------

             Net deferred tax asset (liability)           $    -          $      -
                                                          =======         ========

     The net change in the valuation allowance was an increase of approximately $493,000 in 1997 and an increase of $3,911,000 in 1996. The Company has provided a valuation allowance for the majority of its deferred tax assets at December 31, 1997 and 1996 since the Company could not conclude that it was more likely than not that it would realize these assets due principally to the Company's history of losses.

     As of December 31, 1997 the Company had net operating loss carry forwards (NOL's) for Federal income tax purposes of approximately $13,500,000. Additionally, the Company had $187,000 of research and development tax credits available to offset future taxable income. The NOL's and credit carryforwards expire primarily in 2007 through 2012. The future annual usage of approximately $9,600,000 of these NOL's and credits for income tax purposes is subject to annual limitations and other conditions and may not be fully utilized for tax purposes due to the change in ownership resulting from the Company's merger in 1996.

(9)  Commitments

     Employment agreements
     On June 7, 1996, in connection with the closing of the merger, the Board of Directors approved three-year employment agreements with the Chairman and Chief Executive Officer and two executives of Netplex and AWE that provide for aggregate base salaries ranging from $110,000 to $130,000 with annual bonuses up to 60% of base salary based of the Company's financial and operating performance, subject to Board approval. These agreements expire on June 6, 1999.

     Obligations Under Leases
     The Company leases computer equipment, furniture, vehicles and office facilities under long-term lease agreements. The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases (with initial terms in excess of one year) as of December 31, 1997:



                                                       Capital         Operating
         Year ending December 31:                      Leases           Leases
                                                       ------           ------

               1998                                  $ 120,082       $  551,895
               1999                                    100,544          560,419
               2000                                     12,195          480,241
               2001                                          -          203,087
               2002                                          -           97,268
            Thereafter                                       -           48,634
                                                     ---------       -----------

         Total  minimum lease payments                 232,821       $1,941,544
                                                                     ===========

         Less: amount representing interest             27,652
                                                     ---------

         Present value of minimum lease payments     $ 205,169
                                                     =========

     Total rent expense was approximately $647,000 and $577,000 for the years ended December 31, 1997 and 1996.

(10) Class A Cumulative Convertible Preferred Stock
     0n September 19, 1996, the Company raised approximately $3,000,000 through the completion of a Private Placement offering of units of equity securities. Each unit of equity securities consists of one share of $.01 par value Class A Cumulative Convertible Preferred Stock (the "Preferred Stock") and one Common Stock warrant to purchase one share of the Company's $0.001 par value Common Stock at an exercise price of $2.50.

     Each share of Preferred Stock is convertible into one share of Common Stock at any time, at the discretion of the holder. The Preferred Stock earns cumulative dividends at 10% per annum, payable in either cash or additional shares of Preferred Stock at the Company's option. Subject to the conversion rights, the Company may redeem the Preferred Stock at its stated value plus all accrued and unpaid dividends upon: (1) registration of the shares underlying the Preferred Stock, and (2) 30 days written notice given at any time upon attaining certain per share trading prices and sustaining such prices for a specified period. The Preferred Stock has a per share liquidation preference of the greater of: (i) two times the stated value of the Preferred Stock (stated value is $2 per share) plus any accrued and unpaid dividends, or (ii) the amount that would have been received if such shares were converted to Common Stock on the business day immediately prior to liquidation. During the year ended December 31, 1997, 687,500 preferred shares were converted to Common Stock. No conversions occurred in 1996.

     Each warrant issued in connection with the Private Placement became exercisable on March 19, 1997 and expires on September 19, 2001. The Company has the right to call the warrants at a redemption price of $.01 per share upon: (1) registration of the shares underlying the warrant, and
     (2) 30 days written notice given at any time upon the Common Stock attaining certain per share trading prices and maintaining such prices for a specified period. During 1997, warrants to acquire 175,000 shares of Common Stock were exercised.

     On March 27, 1997, the Company declared a dividend in the amount of $0.05 per share ($82,500) payable in cash to the holders of record of the Company's Class A Preferred Stock on March 28, 1997.

     On November 14, 1997, the Company declared a dividend payable to the holders of record of its Class A Preferred Stock on account of dividends in arrears which were payable on June 30, 1997 and September 30,

     1997, in the amount of 0.0582 shares of Class A Preferred Stock per share of Class A Preferred Stock. The related shares were not issued by the Company as of December 31, 1997.

     On December 31, 1996, the Company declared a dividend payable of approximately $0.056 per share to all holders of record of the Class A Preferred Stock on January 15, 1997. Accordingly, the Company accrued a dividend payable of $98,194 at December 31, 1996, which was paid during 1997.

(11) Common Stock and Warrants
     Pursuant to an agreement dated March 25, 1992, the Company sold 100,000 units each consisting of one share of Common Stock and one warrant with an aggregate purchase price of $250,000 and issued an additional 120,000 warrants. As of April 10, 1998, all warrants have expired except for 170,000 exercisable at $3.00 per share.

     In connection with the Company's initial public offering (IPO), the Company sold to the underwriters for $100 the right to purchase up to an aggregate of 100,000 Units (Unit Purchase Option). The Unit Purchase Options is exercisable initially at $6.00 per Unit through March 1998. The Units are identical to those offered in the IPO, except the warrants may not be redeemed by the Company. The Unit Purchase Option contains anti-dilution provisions providing for adjustments to the exercise price upon the occurrence of certain events. In connection with the merger, the Unit exercise price was reduced from $6.00 to $2.40 per share from the effects of this anti-dilution provision. The exercise price of the underlying warrants remained at $5.25 per share. These warrants expired in March, 1998.

     In connection with the merger of the Company with Netplex, effective April 11, 1996, the Company provided its underwriters with warrants to purchase up to 125,000 shares of the Company's Common Stock. Each warrant entitles the holder to purchase, through April 10, 2001, one share of Common Stock at an exercise price of $3.50 per share. These warrants became exercisable on October 11, 1996. The fair value of the warrants issued of approximately $170,000 had no effect on the Company's equity as a result of the merger.

     In connection with the merger of the Company with Netplex, effective June 7, 1996, the shareholders of Netplex were granted warrants to purchase up to 150,000 shares of the Company's Common Stock. Each warrant entitles the holder to purchase, through June 6, 2001, one share of Common Stock at an exercise price of $2.50 per share. These warrants became exercisable on October 7, 1996. The fair value of the warrants issued of approximately $270,000 had no effect on the Company's equity as a result of the merger.

     In connection with the Class A Convertible Preferred Stock Private Placement, the Company provided the underwriters for the Private Placement with the option to purchase up to 87,500 units, each consisting of one share of $.01 par value Class A Convertible Preferred Stock and one Common Stock purchase warrant. These units are exercisable at $2.00 per share and are identical in all respects to the units sold in the Private Placement transaction. During 1997, units to acquire 50,000 shares of the Company's Common Stock were exercised. The 37,500 units are all exercisable at December 31, 1997.

(12) Stock Options
     As of December 31, 1997, the Company maintains three stock option plans; the 1992 Incentive Stock Option Plan (ISO Plan), the 1995 Directors' Stock Option Plan (Directors' Plan) and the 1995 Consultant's Stock Option Plan (Consultant's Plan).

     The ISO Plan includes both incentive and non-qualified stock options. The Board of Directors may grant stock options to employees to purchase up to 3,000,000 shares of the Company's authorized but unissued Common Stock. Stock options are granted with an exercise price equal to the market price on the date of grant. All stock options expire 10 years from grant date (5 years in the case that the optionee is a holder of more than 10% of the voting stock of the Company). Generally the options vest and become fully exercisable after 3 years from the date of grant but never less than 6 months. At December 31, 1997, there were 475,033 shares available for grant under this plan.

     The Directors' Plan authorizes the Board of Directors to grant to each director options to purchase up to 15,000 shares of the Company's authorized but unissued Common Stock, upon election to the Board, and award aggregate options to purchase up to 100,000 shares of the Company's authorized but unissued Common Stock. The terms of option grants for the Directors' Plan are identical to those of the ISO plan, except that the vesting period for the Directors' Plan is at the Board's discretion. Option grants under this Plan from inception to date have contained three-year vesting periods. At December 31,1997, there were 40,000 shares available for grant under this Plan.

     The Consultant's Plan authorizes the Board of Directors to grant organizations or individuals who are not eligible for the ISO or Directors' Plans stock options to purchase up to 800,000 shares of the Company's authorized but unissued Common Stock. The exercise price, terms of the option grant and vesting period for the Consultant's Plan stock options are at the Board's discretion. At December 31,1997, there were 768,000 shares available for grant under this Plan.

     Stock option activity for the Plans during the periods indicated is as follows:


                              ISO Plan             Directors' Plan            Consultants' Plan
                              --------             ---------------            -----------------
                                      Wt. Avg.             Wt. Avg.                Wt. Avg.
                         Shares       Ex. Price  Shares    Ex. Price   Shares      Ex. Price
                       ---------      ---------  ------    ---------   ------      ---------

December 31,1995         724,500      $3.07      30,000    $3.56          --         $  --

Assumed in Merger      1,691,000       2.95        --        --           --            --
Granted                  233,000       2.75      30,000     2.50          --            --
Exercised                   --          --         --        --           --            --
Forfeited/Canceled      (236,000)      5.50        --        --           --            --
Expired                     --          --         --        --           --            --
                      ----------    -------      ------    -----        ------       -----

December 31, 1996      2,412,500      $2.86      60,000    $3.03          --         $  --

Granted                2,363,500       1.29      15,000     2.97        32,000        2.50
Exercised                (34,967)      2.00        --        --           --            --
Forfeited/Canceled    (2,201,033)      2.78     (15,000)    2.50          --            --
Expired                  (50,000)      4.40        --        --           --            --
                      ----------    -------      ------    -----        ------       -----

  December 31, 1997   2,490,000       $1.45      60,000    $3.15        32,000       $2.50
                      ==========    =======      ======    =====        ======       =====

     ISO Plan options
     At December 31,1997, the range of exercise prices for the options granted under the ISO plan was $0.97-$4.00 and the weighted average remaining contractual life of those options was 8.8 years. At December 31, 1997 and 1996, the number of options exercisable under the ISO Plan totaled 545,834 and 867,167, respectively. The weighted average exercise price of those options was $2.73 and $3.00, respectively.

     Directors' Plan options
     At December 31, 1997, the range of exercise prices for options granted under the Directors' Plan was $2.50-$3.56 and the weighted-average remaining contractual life of those options was 8.4 years. At December 31, 1997, and 1996 the number of options exercisable under the Directors' Plan totaled 25,000 and 15,000, respectively. The weighted-average exercise price of those options was $3.35.and $3.56, respectively.

     Consultants' Plan options
     At December 31, 1997, the exercise price for all options granted under the Consultants' Plan was $2.50 and the weighted-average remaining contractual life of those options was 4 years. At December 31, 1997 the number of options exercisable under the Consultants' Plan totaled 32,000. No options were granted prior to 1997. The weighted-average exercise price of those options was $2.50.

     The Company applies APB Opinion No. 25 in accounting for its ISO and Directors' Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                    1997            1996
                                            ------------------------------------
                                            (Thousands except per share amounts)

Net loss - As reported                      $        (2,874) $       (1,999)
                                               ============  ===============
Net loss - Pro forma                        $        (4,836) $       (3,462)
                                               ============  ===============
Net loss per share - As reported            $         (0.46) $        (0.42)
                                               ============  ===============
Net loss per share - Pro forma              $         (0.71) $        (0.71)
                                               ============  ===============
Weighted average shares outstanding                   6,821           5,026
                                               ============  ===============

     Pro forma net loss reflects only the option grants in 1997, 1996, and 1995. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option's vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

     The per share weighted average fair value of the ISO options granted in 1997 and 1996 was $1.20 and $1.83 on the grant date using the Black - Scholes option pricing model with the following weighted average assumptions for 1997: expected dividend yield 0.0%, risk free interest rate of 6.24%, expected volatility of 103%, and an expected life of 10 years;
     and 1996: expected dividend yield 0.0%, risk free interest rate of 6.70%, expected volatility of 44%, and an expected life of 10 years.

     The per share weighted average fair value of the Directors' Plan options granted in 1997 and 1996 was $2.76 and $1.67 on the grant date using the Black - Scholes option pricing model with the following weighted average assumptions for 1997: expected dividend yield 0.0%, risk free interest rate of 6.97%, expected volatility of 103%, and an expected life of 10 years;
     and 1996: expected dividend yield 0.0%, risk free interest rate of 6.81%, expected volatility of 44%, and an expected life of 10 years.

(13) Related Party Transactions
     The Company paid $28,800 in 1997 and $17,900 in 1996 for accounting, tax and consulting services to a CPA firm in which a partner of the firm has been a director of the Company since July 1996.

     In January, 1997, the Company issued a $150,000 loan to the chief executive officer for relocation expenses. The loan bears interest at 8% per annum and is due upon demand. The Company does not intend to demand payment of the loan during 1998, and thus the amount is classified as long-term in the accompanying consolidated balance sheet as of December 31, 1997. At
     December 31, 1997, the outstanding amount due under the loan was approximately $161,000, including approximately $11,000 in accrued interest.

     In June 1997, the Company issued options under the Consultants' Plan to purchase up to 32,000 shares of the Company's Common Stock at an exercise price of $2.50 per share. These options were granted to one of the Company's legal counsel in exchange for legal services rendered in the amount of $40,000. The fair value of the options issued of $40,000 has been classified as additional paid in capital in the accompanying consolidated financial statements for the year ended December 31, 1997. The options are for a term of 4 years and are immediately exercisable.

     A director of the Company, is a Vice President of the underwriter (the "Underwriter") of the Private Placement completed by the Company on September 19, 1996 (see note 9). The Company paid the Underwriter $432,500 for fees associated with the completion of this transaction.

     The Company contracted with an entity owned by a shareholder of the Company, for the development of certain software used in the Company's technical staffing operations. The Company paid the shareholder $150,000 in 1996.

(14) Litigation
     From time to time, disagreements with individual employees and disagreements as to the interpretation, effect or nature of the individual agreements arise in the ordinary course of business and may result in legal proceedings being commenced against the Company.

     On December 31, 1996, ACS Ltd., a software distributor based in the United Kingdom, filed a complaint against Technology Development Systems ("TDS") a wholly owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois. ACS alleges that TDS breached its obligations under the Distributor Agreement between the Plaintiff and TDS for the WorldLink product when the Company directed TDS to sell the WorldLink product technology to a third party. ACS is demanding a sum exceeding one million dollars for the breach of contract. The case is currently in discovery. In the opinion of Management and the Company's legal counsel, the lawsuit has little merit, and the outcome of the pending lawsuit will not have a material adverse effect on the Company's financial condition, liquidity or the results of operations. The Company intends to vigorously defend against the lawsuit. The TDS subsidiary which was part of CompLink is currently inactive with no assets.

     On September 4, 1997, Data Systems Analysts, Inc. ("DSA"), a software design and consulting company, filed a complaint against TDS and the Company, alleging copyright infringement and breach of the Company's agreement. The Complaint claims damages in excess of $300,000 plus punitive damages. The case is currently in discovery. In the opinion of Management, the lawsuit has little merit, and the outcome of the pending lawsuit will not have a material adverse effect on the Company's financial condition, liquidity or the results of operations. The Company intends to vigorously defend against the lawsuit.

     The Company is not currently involved in any litigation or proceedings which if decided against the Company would have a material adverse affect, either individually or in the aggregate. To the Company's knowledge, no other legal proceedings, that if decided against the Company would have a material adverse affect, are currently contemplated by any individuals, entities or governmental authorities.

(15) Employee Benefit Plans
     During 1996, the Company sponsored a 401(k) retirement plan ("the Plan") under which substantially all full-time employees were eligible to participate. The Company made no matching contributions to the Plan during 1996. In addition, the Company's CR subsidiary provided a separate 401(k) plan for its employees during 1996. The Company's contribution to the subsidiary's 401(k) plan during 1996 was $628,333.

     On January 1, 1997, the Company and subsidiary 401(k) plans were merged. Under the merged Plan, all full time employees with over 1000 hours of service to the Company or its subsidiaries are eligible to participate. The Company matches one-half of the employees' voluntary contributions up to a maximum Company contribution of 5% of participants' salaries. The Company's contribution to the Plan during 1997 was $647,418.

     The Company's CR subsidiary provides a profit sharing plan for its employees whereas up to 10% of the employees salary can be contributed to the plan. The Company made no matching contributions to this plan during 1997 and 1996.

     The Company does not provide any post retirement or any post employment benefits.

(16) Recent Accounting Pronouncements
     In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" which is effective for the year ending December 31, 1998. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board (APB) Opinion No. 10, "Omnibus Opinion -1966" and No. 15, "Earnings per Share" and FASB Statement No. 47, "Disclosure of Long-Term Obligations." The Company has been subject to the requirements of those standards and as a result does not expect the adoption of SFAS No. 129 to have a material impact on the Company's financial statements.

     In June 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income", which is effective for the year ending December 31, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Earlier application of this standard is permitted; however, upon adoption the Company will be required to reclassify previously reported annual and interim financial statements. The Company believes that the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 will not impact the manner of presentation of its financial statements as currently and previously reported.

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the year ending December 31, 1998. This statement requires companies to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company believes that the adoption of SFAS No. 131 will impact the manner of presentation of its financial statements.

     In October, 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supercedes Statement of Position 91-1 "Software Revenue Recognition. SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not believe that the adoption of this new pronouncement will have a material impact on its financial position and results of operations.

(17) Subsequent Events
     On January 30, 1998, the Company completed the purchase of all of the stock of The PSS Group, Inc. ("PSS"), the technical professional staff augmentation operations and business of Preferred Systems Solutions, Inc. ("Preferred") and formerly a wholly owned subsidiary of Preferred. In consideration for the purchase, the Company paid $300,000 at closing and on or before January 15, 1999 will pay $300,000 in cash or 200,000 shares of its Common Stock or any combination thereof, at Preferred's option. The Company used working capital to finance the acquisition. The agreement also provides that Preferred will receive additional consideration (the "Earn-out") if PSS meets certain operating targets. Such Earn-out may be paid at the Company's option in cash or its Common Stock, or any combination thereof. In connection with the acquisition, the Company and PSS has entered into employment agreements with certain employees of PSS. The acquisition was recorded effective January 1, 1998 using the purchase method of accounting. A $200,000 advance to the purchase price was made to PSS as of December 31, 1997 and is included in notes receivable in the accompany consolidated balance sheet.

     Between January 1, 1998 and April 14, 1998, the Company has raised additional equity totaling $3,057,000 as follows:

     In February 1998 the Company raised $100,000 through the sale of 80,000 shares of nonregistered Common Stock plus a warrant to purchase an additional 100,000 warrants at $1.20.

     On March 17, 1998 the Company raised $1,457,000 of financing in a Private Placement raised primarily from accredited investors and employees of the Company. The Company issued shares of non-registered Common Stock to purchasers who have agreed to a one-year lock-up provision. These restricted shares carry registration rights and were offered at $1.00 per share. The funds will be used to finance operations and additional acquisitions.

     On April 7, 1998 Netplex completed the sale of 1,500 units of a Private Placement, totaling $1.5 million, to various purchasers The Zanett Corporation acted as placement agent for the Private Placement. The sale represents the first half of a transaction that will include the sale of an additional 1,500 units for $1.5 million at a future date. Zanett Lombardier purchased 1,500 units at $1,000 per unit, with each unit consisting of a prepaid Common Stock purchase warrant entitling the holder to acquire such number of shares of the Company's Common Stock as is equal to $1,000 divided by an adjustable exercise price and an additional incentive warrant to acquire 52 shares of Common Stock (or an aggregate of 78,000 shares of Common Stock). The Company also granted Zanett a warrant to purchase 39,000 shares of Common Stock. Zanett also received placement fees and a non-accountable expense allowance equal to 12.53% of the proceeeds of the offering. The second half of the transaction is for the sale to Zanett of an additional and committed 1,500 units, for $1,000 per unit, contingent on Netplex recording three consecutive quarters of increased profits and revenues, excluding any extraordinary items. With respect to the second half of the transaction, the exercise price of the purchase warrants and the incentive warrants will be based on the bid price of the Common Stock at the time of such closing. The funds from the Private Placement will be used to fund operations and acquisitions. Under NASDAQ regulations, certain aspects of the transaction must receive shareholder approval. Such shareholder approval is expected in the Company's annual meeting. The Company believes that the proceeds should ensure that the Company will exceed NASDAQ's published net tangible assets requirement of $2 million.