Form 10-Q
period 1998-03-31
NETPLEX GROUP INC
filed 1998-04-30
CIK 888028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 1998

                                       OR

       [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____________ to _____________

                         Commission file number 001-11784

                             THE NETPLEX GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                NEW YORK                               11-2824578
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
        incorporation or organization)

                        8260 Greensboro Drive, 5th Floor
                             McLean, Virginia 22102
              (Address of principal executive offices and zip code)

                                 (703) 356-3001
                (Issuer's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . X . . No . . . .

As of April 26, 1998, 9,007,370 shares of the registrant's Common Stock were outstanding.

                             THE NETPLEX GROUP, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

INDEX

                 Facing sheet

                 Index

Part I.          Financial information

Item 1.          Financial statements and supplementary data

                 a)  Condensed consolidated balance sheets as of
                     December 31, 1998 and 1997 . . . . . . . . . . . . . . . 3

                 b)  Condensed consolidated statements of operations for the three months ended March 31, 1998 and 1997 . . . . . . . 4

                 c)  Condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 . . . . . . . 5

                 d) Notes to condensed consolidated financial statements. . . 6

Item 2.          Management's discussion and analysis of financial
                 condition and results of operations . . . . . . . . . . . .  9

Part II          Other information . . . . . . . . . . . . . . . . . . . . . 14

                 Signature . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I
               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1998 and December 31, 1997
                                   (Unaudited)

                                                                    March 31,         December 31,
                                                                     1998                1997
                                                                --------------     ---------------
                        ASSETS
Current Assets:
Cash and cash equivalents                                       $  1,326,291       $  353,005
Accounts receivable, net                                           6,293,041        4,133,148
Prepaids and other current assets                                    419,630          432,842
                                                                 -----------        ---------
  Total current assets                                             8,038,962        4,918,995
Property and equipment, net                                        1,012,474          952,546
Employee notes receivable                                            195,014          193,464
Other assets                                                         142,197           82,738
Acquired software, net                                             1,324,991          418,225
Goodwill, net                                                        339,866          346,529
                                                                 -----------        ---------
  Total assets                                                  $ 11,053,504       $6,912,497
                                                                 ===========        =========

                       LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
Accounts payable                                                $  1,051,407       $  567,805
Line of credit                                                     2,404,670        1,316,300
Accrued expenses and other                                         4,834,246        3,492,521
                                                                 -----------        ---------
  Total current liabilities                                        8,290,322        5,376,626
Other liabilities                                                    292,237          205,169
                                                                 -----------        ---------
  Total liabilities                                                8,582,559        5,581,795
                                                                 -----------        ---------

Stockholders' equity:
Class A cumulative preferred stock;
   $.01 par value;  2,000,000  authorized,
   outstanding 1,062,500 shares in 1998
   and 1,062,500 shares in 1997
   (liquidation preference of the greater of
   [i]two times the stated value of $2 per
   share plus all accrued and unpaid dividends,
   or [ii] the  amount  that  would  have
   been  received  if such  shares  were converted
   to Common Stock on the business day
   immediately prior to the liquidation)                              10,625           10,625
Common stock $.001 par value
   20,000,000 authorized, outstanding
   9,007,370 share in 1998
   7,470,370 shares in 1997                                            9,007            7,470
Additional paid in capital                                         7,826,370        6,272,407
Accumulated deficit                                               (5,375,058)      (4,959,800)
                                                                  ----------       ----------
Commitments and contingencies
  Total stockholders' equity                                       2,470,945        1,330,702
                                                                  ----------       ----------
  Total liabilities and stockholders' equity                     $11,053,504       $6,912,497
                                                                 ===========       ==========

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                      1998              1997
                                                  -----------       ------------

Revenues                                          $ 3,311,308       $ 9,778,312

Cost of Revenues                                    1,176,766         8,844,054
                                                    -----------     -----------

Gross Profit                                        2,134,542           934,258

Selling general and administrative expenses         2,483,723         1,708,329
                                                    -----------     -----------

Operating loss                                       (349,181)         (774,071)

Interest income (expense), net                        (66,076)            8,220
                                                    -----------     -----------

Loss before Income Taxes                             (415,257)         (765,851)

Provision for Income taxes                                  -                 -
                                                    -----------     -----------

Net loss                                          $  (415,257)      $  (765,851)
                                                    ===========     ===========

Loss per common share:

Basic and diluted loss per common share           $     (0.05)      $     (0.12)
                                                    ===========     ===========

Weighted average common shares outstanding,         7,773,292         6,457,631
     basic and diluted
                                                    ===========     ===========

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                          1998          1997
                                                     -----------    -----------
Operating activities:

Net cash flow from operating activities              $ (580,364)    $ (146,600)
                                                      -----------    ----------

Investing activities:
   Purchases of property and equipment                 (109,127)       (54,632)
   Cash paid in acquisition                            (300,000)             -
   Proceeds from the exercise of stock options                -         69,934
                                                      -----------    ----------

Net cash flow from investing activities                (409,127)        15,302
                                                      -----------    ----------

Financing activities:
   Net proceeds from stock offering                   1,555,500             -
   Cash acquired in merger                              148,385             -
   Borrowings under line of credit                      282,548             -
   Principal payments on capital lease obligations      (23,656)       (15,086)
                                                      -----------    ----------

Net cash flow from financing activities               1,962,777        (15,086)
                                                      -----------    ----------

Increase (decrease) in cash and cash equivalents        973,286       (146,384)

Cash and equivalents at beginning of period             353,005      3,691,099
                                                      -----------    ----------


Cash and equivalents at end of period                $1,326,291     $3,544,715
                                                      ===========    ==========


Supplemental information:
   Cash paid (received) during the period for:
      Interest                                       $   45,585     $    4,612
                                                      ===========    =========

      Income taxes                                   $        -     $        -
                                                      ===========    =========

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1998 and 1997
                                   (Unaudited)

(1)      General

         The accompanying unaudited condensed consolidated financial statements of The Netplex Group, Inc. and Subsidiaries ("Netplex" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

         In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. Interim results are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998.

         Business

         Based in McLean, Virginia with seven offices throughout the U.S., The Netplex Group, Inc., together with its wholly owned subsidiaries ("the Company" or "Netplex"), is an Information Technology (IT) company that provides the people, technology, and processes to build, manage, and protect business information systems. Through the strategic teaming of business consulting practice areas, operating units, and wholly owned subsidiaries, Netplex believes that it is positioned to deliver: IT Solutions - Design and implementation of systems solutions to address IT related business needs; IT Staffing - Staff augmentation and flexible task outsourcing; and IT Contractor Resources - Business services for the independent IT Consultant.

         Basis of Presentation

         The accompanying financial statements include the accounts of Netplex Systems, Inc. (formerly The Netplex Group, Inc.) America's Work Exchange, Inc., its wholly owned subsidiaries Software Resources of New Jersey, Inc, now known as Contractors Resources ("CR"), Onion Peel Solutions, L.L.C. ("Onion Peel"), and PSS Group, Inc. ("PSS") for the three months ended March 31, 1998. The financial statements exclude the accounts of Onion Peel and PSS for the three months ended March 31, 1997 because the effective dates of their acquisitions, which were accounted for using the purchase method of accounting, were subsequent to March 31, 1997. All significant intercompany transactions were eliminated in consolidation.

         Earnings (loss) per share

         Basic net loss per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted net loss per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the periods. For the quarters ended March 31, 1998 and 1997, the assumed exercise of the company's outstanding stock options and warrants and Convertible Preferred Stock has not been included in the calculation as the effect would be anti-dilutive.

         Weighted average common shares outstanding for the three months ended March 31, 1998 and 1997 were 7,774,151 and 6,457,631, respectively.

(2)      Acquisition of Onion Peel Solutions L.L.C.

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

(3)      Acquisition of PSS

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

(4)      Class A Cumulative Preferred Stock

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

         On November 14, 1997, the Company declared a dividend payable to the holders of record of its Class A Preferred Stock on account of dividends in arrears which were payable on June 30, 1997 and September 30, 1997, in the amount of 0.0582 shares of Class A Preferred Stock per share of Class A Preferred Stock. The related shares were issued by the Company subsequent to December 31, 1997.

         On December 31, 1996, the Company declared a dividend payable of approximately $0.056 per share to all holders of record of the Class A Preferred Stock on January 15, 1997. Accordingly, the Company accrued a dividend payable of $98,194 at December 31, 1996, which was paid during 1997.

(5)      Equity Financings

         Between January 1, 1998 and April 14, 1998, the Company has raised additional equity totaling $3,057,000 as follows:

         In February 1998 the Company raised $100,000 through the sale of 80,000 shares of nonregistered Common Stock plus a warrant to purchase an additional 100,000 warrants at $1.20.

         In March 1998 the Company raised $1,457,000 of financing in a Private Placement raised primarily from accredited investors and employees of the Company. The Company issued shares of non-registered Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.00 per share. The funds will be used to finance operations and additional acquisitions.

         On April 7, 1998 Netplex completed the sale of 1,500 units of a Private Placement, totaling $1.5 million, to various purchasers. The Zanett Corporation acted as placement agent for the Private Placement. The sale represents the first half of a transaction that could include the sale of an additional 1,500 units for $1.5 million at a future date, subject to the satisfaction of certain conditions. Each unit sold in the private placement consisted of a prepaid Common Stock purchase warrant entitling the holder to acquire such number of shares of the Company's Common Stock as is equal to $1,000 divided by an adjustable exercise price and an additional incentive warrant to acquire 52 shares of Common Stock (or an aggregate of 78,000 shares of Common Stock). The Company also granted the Zanett Securities Corporation (which acted as placement agent) a warrant to purchase 39,000 shares of Common Stock. Zanett also received placement fees and a non-accountable expense allowance equal to 12.53% of the proceeds of the offering. The second half of the transaction would be for the sale to Zanett of an additional and committed 1,500 units, for $1,000 per unit, contingent at the discretion of the Zanett Securities Corporation on Netplex recording three consecutive quarters of increased profits and revenues, excluding any extraordinary items. With respect to the second half of the transaction, the exercise price of the purchase warrants and the incentive warrants will be based on the bid price of the Common Stock at the time of such closing. The funds from the Private Placement will be used to fund operations and acquisitions. Under NASDAQ regulations, certain aspects of the transaction must receive shareholder approval. The Company believes that it will obtain such shareholder approval at the Company's annual meeting. The Company believes that the proceeds should ensure that the Company will exceed NASDAQ's published net tangible assets requirement of $2 million. The Company has an oral hearing with NASDAQ on April 30, 1998 to review whether the Company is in compliance with the $2,000,000 net tangible asset requirement and to review the terms of this private placement. The failure to meet and maintain the NASDAQ requirements may result in the Common Stock no longer being eligible for quotation on NASDAQ and trading, if any, of the Common Stock would thereafter be conducted in the non-NASDAQ over-the-counter market. As a result of such delisting of the Common Stock from NASDAQ, it may be more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Based in McLean, Virginia with seven offices throughout the U.S., The Netplex Group, Inc., together with its wholly owned subsidiaries ("the Company" or "Netplex"), is an Information Technology (IT) company that provides the people, technology, and processes to build, manage, and protect business information systems. Through the strategic teaming of business consulting practice areas, operating units, and wholly owned subsidiaries, Netplex believes that it is positioned to deliver: IT Solutions - Design and implementation of systems solutions to address IT related business needs; IT Staffing - Staff augmentation and flexible task outsourcing; and IT Contractor Resources - Business services for the independent IT Consultant.

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

In January 1998, the Company acquired the net assets of The PSS Group, Inc. ("PSS") to expand its staffing organization in the Washington DC metropolitan area and to broaden its customer base, for $300,000 in cash a $300,000 note to be paid in either cash or 200,000 shares of the Company's Common Stock and is subject to additional payments based on PSS's future profitability.

The statement of operations for the three months ended March 31, 1998 reflects the results of PSS from January 1, 1998, the date of acquisition.

The above acquisitions have resulted in the Company emerging in 1997 with three distinct, but inter-related business operations:

      o IT Solutions - Design and implementation of systems solutions to address all information technology-related business needs. This business is comprised of several specialized technology consulting practices and provides customers with firm deliverables, generally on a "proposed estimate" or "fixed-fee" basis. IT Solutions also maintains certifications with several leading technology manufacturers, which authorizes Netplex to resell and implement "best-in-class" technology products.

      o IT Staffing - Providing technical staff augmentation services to organizations based on technical need and Information Technology goals. IT Staffing provides customers with IT consulting and resource services on an as-needed basis, generally for contract terms ranging from three to 12 months. Consulting rates are vary based on the skills and experience of the consultants requested.

      o IT Contractor's Resources - Providing business advice, skills training, and administrative employer services to IT contract professionals. IT Contractor's Resources targets independent-minded IT professionals who are entrepreneurial and accustomed to the variability and flexibility of contract assignments. This service provides the stability and "back-office" infrastructure to enable and encourage IT professionals to build skills-based careers across multiple customer environments.

The following table sets forth the revenue and gross profit of each of the business areas for the three months ended March 31, 1998 and 1997.

Consolidated Operating Results

                                                   For the three months ended March 31,
                                                          Operating Revenue
                                                 --------------------------------------
                                                             (in thousands)
                                                    1998                     1997
                                                 -------                   -------
IT Solutions                                     $ 2,504                    $1,087
IT Staffing                                        2,273                       714
IT Contractors Resources                           8,534                     7,997
                                                 -------                    ------
     Operating revenues                          $13,311                    $9,778
                                                 =======                    ======

                                                             Gross Profit
                                                 --------------------------------------
                                                            (in thousands)
                                                    1998                     1997
                                                 -------                   --------
IT Solutions                                     $ 1,251                    $  496
IT Staffing                                          592                       191
IT Contractors Resources                             292                       247
                                                  -------                   ------
                                                 $ 2,135                    $  934
                                                  =======                   ======

                                                            Operating Income
                                                 --------------------------------------
                                                            (in thousands)
                                                    1998                     1997
                                                 -------                   --------
IT Solutions                                     $    27                   $  (198)
IT Staffing                                           52                       (95)
IT Contractors Resources                              79                       (12)
                                                  -------                  --------
     Operating income                                158                      (305)
Selling, general & administrative                    384                       360
                                                  -------                  --------
EBITDA                                              (226)                     (669)
Interest,taxes, depreciation, & amortization         189                        97
                                                  -------                  --------
Net operating loss                               $  (415)                  $  (766)
                                                  =======                  =======

Results of Operations
Three months ended March 31, 1998 and 1997
Revenue for the three months ended March 31,1998 increased approximately $3.5 million or 36% to approximately $13.3 million, as compared to $9.8 million for the same period in 1997. This increase includes a $1.4 million or 130% increase in IT Solutions revenue, a $1.6 million or 218% increase in IT Staffing revenue, and $560,000 or 6.5% increase in IT Contractor Resources revenue. The increase in revenues is due to a combination of growth, better integration across the three business units and the acquisition of Onion Peel and the PSS Group.

Gross Profit for the three months ended March 31,1998 increased approximately $1.2 million or 128% to approximately $2.1 million as compared to approximately $934,000 for the same period of 1997. This increase includes an increase of approximately $750,000 or 152% in IT Solutions gross profit, an approximately $400,000 or 210% increase in IT Staffing gross profit and a $45,000 or 18% increase in IT Contractor Resources gross profit. The increased IT Solutions gross profit is primarily due to an increase in revenues from the IT Solutions practice areas including Onion Peel. The increase in IT Staffing is attributable to growth and to the acquisition of The PSS Group, Inc in January 1998. The IT Contractor Resources increase is due to revenue growth.

Gross Profit increased to approximately 16.0% for the three months ended March 31, 1998, from approximately 9.6 % for the same period of 1997, this increase is due to higher revenue growth rates in the IT Solutions and IT Staffing businesses than experienced in the IT Contractor Resources business. The profit margins generated by IT Solutions and IT Staffing product offerings generate higher gross profit margins than IT Contractor Resources Revenues.

Operating expenses for the three months ended March 31, 1998 increased approximately $800,000 or 60 % to approximately $2.0 million from approximately $1.2 million for the same period of 1997. This increase includes increases in IT Solutions and IT Staffing operating expense of approximately $530,000 and $250,000, respectively. The IT Solutions increase includes increases of $300,000 for the inclusion of Onion Peel operating expenses and approximately $130,000 of expansion in the IT Solutions technical staff as well as an expanded sales force, and practice management. IT Staffing selling, general and administrative expense increase is primarily due to the acquisition of PSS in January 1998. Contractor's Resources operating expenses declined by approximately $50,000 during the three months ended March 31, 1998 as compared to the same period of 1997.

Operating income for the three months ended March 31, 1998 was approximately $160,000 as compared to an operating loss of $305,000 for the same period of 1997, and increase of approximately $465,000 which includes increased operating profits from IT Solutions, IT Staffing and IT Contractor Resources of approximately $225,000, $150,000, and $90,000, respectively.

Selling, general, and administrative expense for the three months ended March 31, 1998 increased approximately $25,000 or 7% to approximately $380,000 from approximately $360,000 when compared to the same period of 1997.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended March 31, 1998 was a loss of $225,000 as compared to a loss of approximately $670,000 for the same period of 1997, an improvement of approximately $445,000. The components of this improvement are discussed above.

Depreciation and interest expense for the three months ended March 31, 1998 increased approximately $92,000 to approximately $190,000 from approximately $97,000 for the same period of 1997. This increase is principally due to increased borrowings under the Company's line of credit facility in the three months ended March 31, 1998 as compared to the same period of 1997.

No provision or benefit for income taxes was required for either the three months ended March 31, 1998 or 1997.

The net loss decreased approximately $350,000 to approximately $415,000 from approximately $765,000 in the same period of 1997. The components of this improvement are discussed above.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1998 the Company had cash and cash equivalents of $1,326,291. The Company had $2,404,670 outstanding on its line of credit facilities and had long term capital lease obligations of $240,130.

The Company's liquidity and capital resources were increased by the following:

For the three months ended March 31, 1998 the Company's cash increased by $975,000. This increase is comprised of cash used in operating activities of approximately $604,000,cash used in investing activities of approximately $409,000 and cash provided by financing activities of approximately $2.0 million. The primary uses of cash were the Company's increased accounts receivable of approximately $1.4 million, the Company's net loss of $415,000, and $300,000 paid in the acquisition of PSS. These uses of cash were offset by cash provided from the net proceeds from the Company's private placements of equity of $1,555,000, increased accounts payable and accrued expenses of $1.0 million, and borrowings under the Company's line of credit of $280,000.

The Company is actively pursuing the acquisition of additional technical consulting firms to broaden its customer base, expand its technical capacity and enhance its fulfillment capability.

As of March 31, 1998, the Company maintains two credit facilities with a bank, a line of credit of $2,000,000 (the $2 million line of credit) which allows the Company to borrow the lesser of $2,000,000 or 80% of eligible accounts receivable. Advances against this line of credit bear interest at 0.75% over the bank's prime rate and require the Company to maintain certain financial covenants. The Company had borrowings of $1,602,300 on this line of credit as of March 31, 1998.

The Company also has a line of credit facility with a bank that it acquired in the PSS acquisition (the "PSS line of credit"). The PSS line of credit allows the Company to borrow the lesser of $1,000,000 or 80% of eligible accounts receivable with an interest rate of 1.00% over the bank's prime rate. The Company had borrowings of $802,370 on the PSS line of credit as of March 31, 1998. The Company retired the PSS line of credit in April 1998.

The Company will discuss with the bank the extension of its line of credit facility prior to its expiration in July 1998, as well as entering into discussions with other financial institutions to expand its credit facilities.

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

Capital   expenditures   for  the  three   months  ended  March  31,  1998  were
approximately $109,000.

Between January 1, 1998 and April 14, 1998, the Company has raised additional equity totaling $3,057,000.

In February 1998 the Company raised $100,000 through the sale of 80,000 shares of non-registered Common Stock plus a warrant to purchase an additional 100,000 warrants at $1.20.

In March 1998 the Company raised $1,457,000 of financing in a Private Placement with accredited investors and employees of the Company. The Company issued shares of non-registered Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.00 per share. The funds will be used to finance operations and additional acquisitions.

On April 7, 1998 Netplex completed the sale of 1,500 units of a Private Placement, totaling $1.5 million, to various purchasers. The Zanett Corporation acted as placement agent for the Private Placement. The sale represents the first half of a transaction that could include the sale of an additional 1,500 units for $1.5 million at a future date, subject to the satisfaction of certain conditions. Each unit sold in the private placement consisted of a prepaid Common Stock purchase warrant entitling the holder to acquire such number of shares of the Company's Common Stock as is equal to $1,000 divided by an adjustable exercise price and an additional incentive warrant to acquire 52 shares of Common Stock (or an aggregate of 78,000 shares of Common Stock). The Company also granted the Zanett Securities Corporation (which acted as placement agent) a warrant to purchase 39,000 shares of Common Stock. Zanett also received placement fees and a non-accountable expense allowance equal to 12.53% of the proceeds of the offering. The second half of the transaction would be for the sale to Zanett of an additional and committed 1,500 units, for $1,000 per unit, contingent at the discretion of the Zanett Securities Corporation on Netplex recording three consecutive quarters of increased profits and revenues, excluding any extraordinary items. With respect to the second half of the transaction, the exercise price of the purchase warrants and the incentive warrants will be based on the bid price of the Common Stock at the time of such closing. The funds from the Private Placement will be used to fund operations and acquisitions. Under NASDAQ regulations, certain aspects of the transaction must receive shareholder approval. The Company believes that it will obtain such shareholder approval at the

Company's annual meeting. The Company believes that the proceeds should ensure that the Company will exceed NASDAQ's published net tangible assets requirement of $2 million. The Company has an oral hearing with NASDAQ on April 30, 1998 to review whether the Company is in compliance with the $2,000,000 net tangible asset requirement and to review the terms of this private placement. The failure to meet and maintain the NASDAQ requirements may result in the Common Stock no longer being eligible for quotation on NASDAQ and trading, if any, of the Common Stock would thereafter be conducted in the non-NASDAQ over-the-counter market. As a result of such delisting of the Common Stock from NASDAQ, it may be more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

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

The Company is expecting to incur operating losses until it achieves quarterly revenue and operating income levels of approximately $15 million and $600 respectively. While it cannot be certain as to when such levels of revenue and profitability can be attained, the Company anticipates that such levels will be achieved during the next twelve months. The Company will continue to make significant investments in its technical workforce, marketing, training and infrastructure to increase productivity, build its core competency practice unit skill base and product offerings and foster growth of its operations.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, (including without limitation, future financings and expenses, as well as general market conditions) though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Inflation

Inflation has not had and the Company does not expect inflation to have a significant adverse impact on its operations.


                                     PART II
Item 1.  Legal Proceedings

         Nothing to report

Item 2.  Changes in Securities

         In February 1998 the Company sold 80,000 shares of Common Stock to a purchaser at a price of $1.25 per share. In addition, the purchaser received a warrant to purchase an additional 100,000 shares of Common Stock at an exercise price of $1.80 per share.

         In March 1998 the Company closed a private placement of 1,457,000 shares of Common Stock. Such shares were sold at a price of $1.00 per share.

         Both of the above transactions were made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. In each case the Company engaged no underwriter or placement agent. For further information relating to such transactions, please see Note 5 to the Condensed Consolidated Fianancial Statements.

Item 3.  Defaults Upon Senior Securities

         Nothing to Report

Item 4.  Submission of Matters to a Vote of Security Holders

         Nothing to Report

Item 5.  Other Information

On April 7, 1998, the Company completed the sale of 1,500 units to certain investors in a private placement transaction totaling $1.5 million. The units consist of prepaid warrants to purchase Common Stock at an adjustable exercise price and an incentive warrant to acquire an aggregate of 78,000 shares of Common Stock at $1.47 per share, the exercise price. The Company also granted the placement agent a warrant to purchase 39,000 shares of Common Stock at $1.47 per share. Net proceeds from this transaction were $1,312,000.

On April 27, 1998 the Company completed a private placement of 135,000 shares of its Common Stock to certain accredited investors for $198,125.

The accompanying proforma condensed consolidated balance sheet as of March 31, 1998 assumes that the April 7 and April 27 private placements were completed on March 31, 1998.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 PROFORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                              As of March 31, 1998
                                   (Unaudited)

                                                            March 31,       Proforma                 March 31,
                                                             1998          Adjustments                 1998
                                                       --------------    ------------------    ---------------
                                                         (unaudited)                              (proforma)
           ASSETS
Current Assets:
Cash and cash equivalents                               $  1,326,291        1,312,050 (1)
                                                                              198,125 (2)           2,836,466
Accounts receivable, net                                   6,293,041                                6,293,041
Prepaids and other current assets                            419,630                                  419,630
                                                         -------------    ------------              ---------
  Total current assets                                     8,038,962        1,510,175               9,549,137
Property and equipment, net                                1,012,474                                1,012,474
Employee notes receivable                                    195,014                                  195,014
Other assets                                                 142,197                                  142,197
Acquired software, net                                     1,324,991                                1,324,991
Goodwill, net                                                339,866                                  339,866
                                                         -------------    ------------              ---------
  Total assets                                          $ 11,053,504        1,510,175             $12,563,679
                                                         =============    ============             ==========

LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
Accounts payable                                        $  1,051,407                              $ 1,051,407
Line of credit                                             2,404,670                                2,404,670
Accrued expenses and other                                 4,834,246                                4,834,246
                                                         -------------    ------------              ---------
  Total current liabilities                                8,290,322                                8,290,322
Other liabilities                                            292,237                                  292,237
                                                         -------------    ------------              ---------
  Total liabilities                                        8,582,559                -               8,582,559
                                                         -------------    ------------              ---------

Stockholders' equity:
Class A cumulative preferred stock;
   $.01 par value;  2,000,000  authorized,
   outstanding 1,062,500 shares in 1998
   and 1,062,500 shares in 1997
   (liquidation preference of the greater of
   [i]two times the stated value of $2 per
   share plus all accrued and unpaid dividends,
   or [ii] the  amount  that  would  have
   been  received  if such  shares  were
   converted to Common Stock on the business day
   immediately prior to the liquidation)                      10,625                                   10,625
Common stock $.001 par value
   20,000,000 authorized, outstanding
   9,007,370 share in 1998
   7,470,370 shares in 1997                                    9,007              135 (2)               9,142
Additional paid in capital                                 7,826,370        1,312,050 (1)
                                                                              197,990 (2)           9,336,410
Accumulated deficit                                       (5,375,058)                              (5,375,058)
                                                         -------------    ------------             ----------
Commitments and contingencies
  Total stockholders' equity                               2,470,945        1,510,175               3,981,120
                                                         -------------    ------------            -----------

  Total liabilities and stockholders' equity           $  11,053,504        1,510,175             $12,563,679
                                                         =============    ============            ===========


 Proforma Adjustments:
 (1) Private placement  completed April 7, 1998
 (2) Private placement  completed April 27, 1998

Item 6.  Exhibits and Reports on Form 8-K

         (a).  Exhibits:
               11 - Statement re: Computation of Per Share Earnings 27 - Financial Data Schedule

         (b).  Reports on Form 8-K:
               The Company filed a form 8-K describing the PSS Group, Inc. Acquisition under Item 2 - - Acquisition or Disposition of Assets. The Company filed a form 8-K describing a private placement to certain accredited investors and employees under
               Item 5 - - Other Events.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      The Netplex Group, Inc.





Date: April 28, 1997                  By:   /s/ Gene Zaino
      -----------------                     ---------------------------
                                      Gene Zaino, President and CEO
                                      (Principal Executive Officer) and Chairman
                                      of the Board





Date: April 28, 1997                  By:   /s/ Matthew G. Jones
      -----------------                     ---------------------------
                                      Matthew G. Jones, Chief Financial Officer
                                      (Principal Accounting Officer)