Form 10-Q/A
period 1998-03-31
NETPLEX GROUP INC
filed 1998-05-05
CIK 888028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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


                                                                         1 of 20

                             THE NETPLEX GROUP, INC.
                FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 1998

INDEX

                 Facing sheet

                 Index

Part I.          Financial information

Item 1.          Financial statements and supplementary data

                 a)  Condensed consolidated balance sheets as of
                     March 31, 1998 and December 31, 1997 . . . . . . . . . . 3

                 b)  Condensed  consolidated  statements of  operations
                    for the three months ended March 31, 1998 and 1997 . . . .4

                 c) Condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 . . . 5

                 d)  Notes to condensed consolidated financial statements . . 6

Item 2.          Management's discussion and analysis of financial
                 condition and results of operations . . . . . . . . . . . . 10

Part II          Other information . . . . . . . . . . . . . . . . . . . . . 15

                 Signature . . . . . . . . . . . . . . . . . . . . . . . . . 18


                                                                         2 of 20

PART I
               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1998 and December 31, 1997
                                   (Unaudited)

                                                        March 31,   December 31,
                                                          1998         1997
                                                     ------------   ------------
                    ASSETS
Current Assets:
Cash and cash equivalents                            $ 1,326,291    $   353,005
Accounts receivable, net                               6,293,041      4,133,148
Prepaids and other current assets                        419,630        432,842
                                                     -----------    ------------
  Total current assets                                 8,038,962      4,918,995
Property and equipment, net                            1,012,474        952,546
Employee notes receivable                                195,014        193,464
Other assets                                             142,197         82,738
Fulfillment database, net                                930,000           --
Acquired software, net                                   394,991        418,225
Goodwill, net                                            339,866        346,529
                                                     -----------    ------------
  Total assets                                       $11,053,504    $ 6,912,497
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                     $ 1,051,407    $   567,805
Line of credit                                         2,404,670      1,316,300
Accrued expenses and other                             4,930,319      3,588,594
                                                     -----------    ------------
  Total current liabilities                            8,386,396      5,472,699
Other liabilities                                        196,164        109,096
                                                     -----------    ------------
  Total liabilities                                    8,582,560      5,581,795
                                                     -----------    ------------

Stockholders' equity:
Class A cumulative preferred stock;
   $.01 par value; 2,000,000 authorized,
   outstanding 1,062,500 shares in 1998
   and 1,062,500 shares in 1997
   (liquidation preference of the greater of
   [i]two times the stated value of $2 per
   share plus all accrued and unpaid dividends,
   or [ii] the  amount  that  would  have
   been  received  if such  shares  were converted
   to Common Stock on the business day
   immediately prior to the liquidation)                  10,625         10,625
Common stock $.001 par value
   20,000,000 authorized, outstanding
   9,007,370 share in 1998
   7,470,370 shares in 1997                                9,007          7,470
Additional paid in capital                             7,826,370      6,272,407
Accumulated deficit                                   (5,375,058)    (4,959,800)
                                                     -----------    ------------
Commitments and contingencies
  Total stockholders' equity                           2,470,944      1,330,702
                                                     -----------    ------------

  Total liabilities and stockholders' equity         $11,053,504    $ 6,912,497
                                                     ===========    ============

      See accompanying notes to condensed consolidated financial statements


                                                                         3 of 20

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                     1998              1997
                                                   -----------     -------------

Revenues                                           $13,311,308     $9,778,312

Cost of Revenues                                    11,176,766      8,844,054
                                                    ------------    -----------

Gross Profit                                         2,134,542        934,258

Selling general and administrative expenses          2,483,723      1,708,329
                                                    ------------    -----------

Operating loss                                        (349,181)      (774,071)

Interest income (expense), net                         (66,076)         8,220
                                                    ------------    -----------

Loss before Income Taxes                              (415,257)      (765,851)

Provision for Income taxes                                -              -
                                                    ------------    -----------

Net loss                                           $  (415,257)    $ (765,851)
                                                    ============    ===========

Loss per common share:

Basic and diluted loss per common share            $     (0.06)    $    (0.13)
                                                    ============    ===========

Weighted average common shares outstanding,
     basic and diluted                               7,773,292      6,457,631
                                                    ============    ===========

See accompanying notes to condensed consolidated financial statements

                                                                         4 of 20

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)



                                                          1998           1997
                                                      -----------     ----------
Operating activities:

Net cash flow from operating activities               $ (580,364)   $  (146,600)
                                                      ----------    -----------
Investing activities:
   Purchases of property and equipment                  (109,127)       (54,632)
   Cash paid in acquisition, net of cash acquired       (151,615)          --
   Proceeds from the exercise of stock options              --           69,934
                                                      ----------    -----------

Net cash flow from investing activities                 (260,742)        15,302
                                                      ----------    -----------

Financing activities:
   Net proceeds from stock offering                    1,555,500           --
   Borrowings under line of credit                       282,548           --
   Principal payments on capital lease obligations       (23,656)       (15,086)
                                                      ----------    -----------

Net cash flow from financing activities                1,814,392        (15,086)
                                                      ----------    -----------

Increase (decrease) in cash and cash equivalents         973,286       (146,384)

Cash and equivalents at beginning of period              353,005      3,691,099
                                                      ----------    -----------

Cash and equivalents at end of period                 $1,326,291    $ 3,544,715
                                                      ==========    ===========

Supplemental information:
   Cash paid (received) during the period for:
      Interest                                        $   45,585    $     4,612
                                                      ==========    ===========


      Income taxes                                    $     --      $      --
                                                      ==========    ===========

See accompanying notes to condensed consolidated financial statements

                                                                         5 of 20

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1998 and 1997
                                   (Unaudited)

(1)         General

           The accompanying unaudited condensed consolidated financial statements of The Netplex Group, Inc. and Subsidiaries ("Netplex" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

           Earnings (loss) per share

           Basic net loss per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted net loss per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the periods. For the quarters ended March 31, 1998 and 1997, the assumed exercise of the company's outstanding stock options and warrants and Convertible Preferred Stock has not been included in the calculation as the effect would be anti- dilutive.
                                                                         6 OF 20

A reconciliation of the numerators and denominators of the basic and diluted EPS for the three months ended March 31, 1998 and 1997, is provided below:

                                                Income            Shares       Per-Share
                                              (Numerator)      (Denominator)     Amount
                                              -----------      -------------   ----------
 Three months ended March 31, 1998
  Net Loss                                    $(415,257)
  Preferred stock dividend                       56,472
                                              ----------
  Basic and diluted EPS
   Income available to common shareholders    $(471,729)        7,773,292        $(0.06)
                                              ==========                         =======

 Three months ended March 31, 1997
  Net Loss                                    $(765,851)
  Preferred stock dividend                       82,500
                                              ----------                         -------
  Basic and diluted EPS
   Income available to common shareholders    $(848,351)        6,457,631        $(0.13)
                                              ==========                         =======

(2)        Acquisitions

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

           PSS Group, Inc.

           On January 30, 1998, the Company completed the purchase of all of the stock of The PSS Group, Inc. ("PSS"), the technical professional staff augmentation operations and business of Preferred Systems Solutions, Inc. ("Preferred") and formerly a wholly owned subsidiary of Preferred. In consideration for the purchase, the Company paid $300,000 at closing and on or before January 15, 1999 will pay
           $300,000 in cash or 200,000 shares of its Common Stock or any combination thereof, at Preferred's option. The Company also issued 130,435 warrants with exercise prices ranging from $1.15 to $1.80 in connection with the financing of this acquisition. These warrants expire in February 2000. The agreement also provides that Preferred will receive additional consideration (the "Earn-out") if PSS meets certain operating targets. Such Earn-out may be paid at the Company's option in cash or its Common Stock, or any combination thereof. In connection with the acquisition, the Company and PSS have entered into employment agreements with certain employees of PSS. The acquisition was recorded effective January 1, 1998 using the purchase method of accounting.

           The purchase price of the PSS acquisition was determined to be $600,000 (subject to adjustment for contingent consideration) and was allocated to the fair value of the assets and liabilities acquired, as follows:

               Cash                              $      148,000
               Accounts receivable                      800,000
               Fulfillment database                     930,000
               Other assets                             122,000
               Less liabilities assumed              (1,400,000)
               Net assets acquired               $      600,000

                                                                         7 of 20

           The following unaudited supplemental financial information presents the consolidated results of the Company from continuing operations, on a proforma basis, as though the acquisitions of Onion Peel and PSS was consummated on January 1, 1997 and reflects the historical results of operations of the purchased business adjusted for increased common shares outstanding from the merger.

                                                              Unaudited
                                                            Three Months Ended
                                                              March 31, 1997
                                                           --------------------
                                                           (in thousands except
                                                             per share data)

               Revenues                                           $11,267
                                                                  =======
               Net loss from continuing operations                $  (849)
                                                                  =======
               Net loss per share from continuing operations      $ (0.13)
                                                                  =======
               Weighted average common shares outstanding           6,538
                                                                  =======


(3)       Class A Cumulative Preferred Stock

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


                                                                         8 of 20

           Accordingly, the Company accrued a dividend payable of $98,194 at December 31, 1996, which was paid during 1997.

(4)        Equity Financings

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

(5)        New Accounting Pronouncements

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS') No. 130, Reporting Comprehensive Income and SFAS No. 131 Segment Information. Both of those standards are effective for reporting periods beginning after December 15, 1997, and thus are effective for the Company beginning January 1, 1998. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.


                                                                         9 of 20

           Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Management does not believe that comprehensive income or loss is materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The
           Company believes it operates in three segments as defined, IT Solutions, IT Staffing, and IT Contractors Resources. The Company does not believe that the implementation of this pronouncement will have a material effect on its financial statement presentation.

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

                                                                        10 of 20

               Consulting rates vary based on the skills and experience of the consultants requested.

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

Consolidated Operating Results by Segment

                                            For the three months ended March 31,
                                                      Operating Revenue
                                            ------------------------------------
                                                       (in thousands)
                                              1998                    1997
                                            -------                 -------
IT Solutions                                $ 2,504                 $ 1,087
IT Staffing                                   2,273                     714
IT Contractors Resources                      8,534                   7,977
                                            -------                 -------
     Operating revenues                     $13,311                 $ 9,778
                                            =======                 =======

                                                       Gross Profit
                                            ------------------------------------
                                                       (in thousands)
                                              1998                    1997
                                            -------                 -------
IT Solutions                                $ 1,251                 $   496
IT Staffing                                     592                     191
IT Contractors Resources                        292                     247
                                            -------                 -------
                                              2,135                 $   934
                                            =======                 =======

                                                       Operating Income
                                            -----------------------------------
                                                       (in thousands)
                                              1998                    1997
                                            -------                 -------
IT Solutions                                $    27                 $  (198)
IT Staffing                                      52                     (95)
IT Contractors Resources                         79                     (12)
                                            -------                 --------
     Operating income                           158                    (305)
Corporate expenses                              384                     364
                                            -------                 --------
EBITDA                                         (226)                   (669)
Interest, taxes,
depreciation, & amortization                    189                      97
                                            --------                --------
Net operating loss                          $  (415)                $  (766)
                                            ========                ========



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


                                                                        11 of 20

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

Gross Profit margin increased to approximately 16.0% for the three months ended March 31, 1998, from approximately 9.6 % for the same period of 1997, this increase is due to higher revenue growth rates in the IT Solutions and IT Staffing businesses than experienced in the IT Contractor Resources business. The profit margins generated by IT Solutions and IT Staffing product offerings generate higher gross profit margins than IT Contractor Resources Revenues.

Operating expenses for the three months ended March 31, 1998 increased approximately $738,000 or 60 % to approximately $2.0 million from approximately $1.2 million for the same period of 1997. This increase includes increases in IT Solutions and IT Staffing operating expense of approximately $530,000 and $250,000, respectively. The IT Solutions increase includes increases of $300,000 for the inclusion of Onion Peel operating expenses and approximately $130,000 of expansion in the IT Solutions technical staff as well as an expanded sales force, and practice management. IT Staffing operating expense increase is primarily due to the acquisition of PSS in January 1998. Contractor's Resources operating expenses declined by approximately $50,000 during the three months ended March 31, 1998 as compared to the same period of 1997.

Operating income for the three months ended March 31, 1998 was approximately $160,000 as compared to an operating loss of $305,000 for the same period of 1997, and increase of approximately $465,000 which includes increased operating profits from IT Solutions, IT Staffing and IT Contractor Resources of approximately $225,000, $150,000, and $90,000, respectively.

Corporate   expense  for  the  three  months  ended  March  31,  1998  increased approximately $20,000 or 6% to approximately $380,000 from approximately $364,000 when compared to the same period of 1997.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended March 31, 1998 was a loss of $225,000 as compared to a loss of approximately $670,000 for the same period of 1997, an improvement of approximately $445,000. The components of this improvement are discussed above.

Depreciation and interest expense for the three months ended March 31, 1998 increased approximately $93,000 to approximately $190,000 from approximately $97,000 for the same period of 1997. This increase is principally due to increased borrowings under the Company's line of credit facility in the three months ended March 31, 1998 as compared to the same period of 1997.

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

The Company's liquidity and capital resources were increased by the following:

For the three months ended March 31, 1998 the Company's cash increased by $975,000. This increase is comprised of cash used in operating activities of approximately $580,000,cash used in investing activities of approximately $260,000 and cash provided by financing




                                                                        12 of 20
activities of approximately $1.8 million. The primary uses of cash were the Company's increased accounts receivable of approximately $1.4 million, the Company's net loss of $415,000, and $300,000 paid in the acquisition of PSS. These uses of cash were offset by cash provided from the net proceeds from the Company's private placements of equity of $1,555,000, increased accounts payable and accrued expenses of $1.0 million, and borrowings under the Company's line of credit of $280,000.

The Company is actively pursuing the acquisition of additional technical consulting firms to broaden its customer base, expand its technical capacity and enhance its fulfillment capability.

As of March 31, 1998, the Company maintains two credit facilities with banks. The first is a line of credit of $2,000,000 (the $2 million line of credit) which allows the Company to borrow the lesser of $2,000,000 or 80% of eligible accounts receivable. Advances against this line of credit bear interest at 0.75% over the bank's prime rate and require the Company to maintain certain financial covenants. The Company had borrowings of $1,602,300 on this line of credit as of March 31, 1998.

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

Between January 1, 1998 and April 14, 1998, the Company has raised additional equity totaling $3,057,000, as follows:

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

On April 7, 1998 Netplex completed the sale of 1,500 units of a Private Placement, totaling $1.5 million, to various purchasers. The Zanett Corporation acted as placement agent for the Private Placement. The sale represents the first half of a transaction that could include the sale of an additional 1,500 units for $1.5 million at a future date, subject to the satisfaction of certain conditions. Each unit sold in the private placement consisted of a prepaid Common Stock purchase warrant entitling the holder to acquire such number of shares of the Company's Common Stock as is equal to $1,000 divided


                                                                        13 of 20
by an adjustable exercise price and an additional incentive warrant to acquire 52 shares of Common Stock (or an aggregate of 78,000 shares of Common Stock). The Company also granted the Zanett Securities Corporation (which acted as placement agent) a warrant to purchase 39,000 shares of Common Stock. Zanett also received placement fees and a non-accountable expense allowance equal to 12.53% of the proceeds of the offering. The second half of the transaction would be for the sale to Zanett of an additional and committed 1,500 units, for $1,000 per unit, contingent at the discretion of the Zanett Securities Corporation on Netplex recording three consecutive quarters of increased profits and revenues, excluding any extraordinary items. With respect to the second half of the transaction, the exercise price of the purchase warrants and the incentive warrants will be based on the bid price of the Common Stock at the time of such closing. The funds from the Private Placement will be used to fund operations and acquisitions. Under NASDAQ regulations, certain aspects of the transaction must receive shareholder approval. The Company believes that it will obtain such shareholder approval at the Company's annual meeting. The Company believes that the proceeds should ensure that the Company will exceed NASDAQ's published net tangible assets requirement of $2 million. The Company has an oral hearing with NASDAQ on April 30, 1998 to review whether the Company is in compliance with the $2,000,000 net tangible asset requirement and to review the terms of this private placement. The failure to meet and maintain the NASDAQ requirements may result in the Common Stock no longer being eligible for quotation on NASDAQ and trading, if any, of the Common Stock would thereafter be conducted in the non-NASDAQ over-the-counter market. As a result of such delisting of the Common Stock from NASDAQ, it may be more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

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

The Company is expecting to incur operating losses until it achieves quarterly revenue and operating income levels of approximately $15,000,000 and $600,000 respectively. While it cannot be certain as to when such levels of revenue and profitability can be attained, the Company anticipates that such levels will be achieved during the next twelve months. The Company will continue to make significant investments in its technical workforce, marketing, training and infrastructure to increase productivity, build its core competency practice unit skill base and product offerings and foster growth of its operations.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, (including without limitation, future financings and expenses, as well as general market conditions) though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the


                                                                        14 of 20
inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

                                                                        15 of 20

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 PROFORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                              As of March 31, 1998
                                   (Unaudited)

                                                                  March 31,           Proforma             March 31,
                                                                    1998            Adjustments              1998
                                                               --------------       ---------------    -------------
                                                                 (unaudited)                            (proforma)
               ASSETS
Current Assets:
Cash and cash equivalents                                      $  1,326,291         1,312,050 (1)         $        -
                                                                                      198,125 (2)          2,836,466
Accounts receivable, net                                          6,293,041                                6,293,041
Prepaids and other current assets                                   419,630                                  419,630
                                                                 ------------     -----------            -----------
  Total current assets                                            8,038,962         1,510,175              9,549,137
Property and equipment, net                                       1,012,474                                1,012,474
Employee notes receivable                                           195,014                                  195,014
Other assets                                                        142,197                                  142,197
Fulfillment database, net                                           930,000                                  930,000
Acquired software, net                                              394,991                                  394,991
Goodwill, net                                                       339,866                                  339,866
                                                                 ------------    ------------            -----------
  Total assets                                                 $ 11,053,504         1,510,175            $12,563,679
                                                                 ============    ============            ===========

          LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
Accounts payable                                               $  1,051,407                              $ 1,051,407
Line of credit                                                    2,404,670                                2,404,670
Accrued expenses and other                                        4,930,319                                4,930,319
                                                                -------------    -------------           -----------
  Total current liabilities                                       8,386,396                                8,386,396
Other liabilities                                                   196,164                                  196,164
                                                                -------------    -------------           -----------
  Total liabilities                                               8,582,560             -                  8,582,560
                                                                -------------    -------------           -----------

Stockholders' equity:
Class A cumulative preferred stock;
   $.01 par value;  2,000,000  authorized,
   outstanding 1,062,500 shares in 1998
   and 1,062,500 shares in 1997
   (liquidation preference of the greater of
   [i]two times the stated value of $2 per
   share plus all accrued and unpaid dividends,
   or [ii] the  amount  that  would  have
   been  received  if such  shares  were converted
   to Common Stock on the business day
   immediately prior to the liquidation)                             10,625                                   10,625
Common stock $.001 par value
   20,000,000 authorized, outstanding
   9,007,370 share in 1998
   7,470,370 shares in 1997                                           9,007               135 (2)              9,142
Additional paid in capital                                        7,826,370         1,312,050 (1)
                                                                                      197,990 (2)          9,336,410
Accumulated deficit                                              (5,375,058)                              (5,375,058)
                                                                -------------    -------------           -----------
Commitments and contingencies
  Total stockholders' equity                                      2,470,944         1,510,175              3,981,120
                                                                -------------    -------------           -----------

  Total liabilities and stockholders' equity                  $  11,053,504         1,510,175            $12,563,679
                                                                =============    =============           ===========

 Proforma Adjustments:
 (1) Private placement  completed April 7, 1998
 (2) Private placement  completed April 27, 1998

                                                                        16 of 20

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



                                                                        17 of 20

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




                                                                        18 of 20