Form 10-Q
period 1998-06-30
NETPLEX GROUP INC
filed 1998-08-19
CIK 888028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

(Mark One)

       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 1998

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

                          8260 Greensboro Drive, 5th Floor
                               McLean, Virginia 22102-3806
             (Address of principal executive offices and zip code)

                                 (703) 356-3001
                (Issuer's telephone number, including area code)

                 (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   /X/    No /  /

As of August 12, 1998, 9,618,825 shares of the registrant's Common Stock were outstanding.

                             THE NETPLEX GROUP, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

INDEX

                 Facing sheet

                 Index

Part I.          Financial information

Item 1.          Financial statements and supplementary data

                 a)  Condensed Consolidated Balance Sheets as of
                     June 30, 1998 and December 31, 1997 . . . . . . . . . 3

                 b)  Condensed Consolidated Statements of Operations for
                     the Three Months and Six Months Ended
                     June 30, 1998 and 1997 . . . . . . . . . . . . . . .  4

                 c)  Condensed Consolidated Statements of Cash Flows for
                     the Six Months ended June 30, 1998 and 1997 . . . . . 5

                 d)  Notes to Condensed Consolidated Financial Statements  6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . .11

Part II          Other information . . . . . . . . . . . . . . . . . . . .17

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . 18


                                                                         2 OF 19

PART I
               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1998 and December 31, 1997
                                   (Unaudited)

                                                                          June 30,                December 31,
                                                                            1998                      1997
                                                                       ----------------       -----------------
                     ASSETS
Current Assets:
Cash and cash equivalents                                              $  2,084,428                $   353,005
Accounts receivable, net                                                  7,889,632                  4,133,148
Prepaids and other current assets                                           410,003                    432,842
                                                                       ------------               ------------
  Total current assets                                                   10,384,063                  4,918,995
Property and equipment, net                                                 994,697                    952,546
Employee notes receivable                                                   213,792                    193,464
Other assets                                                                241,322                     82,738
Fulfillment database, net                                                   863,571                       --
Acquired software, net                                                      379,267                    418,225
Goodwill, net                                                             1,058,428                    346,529
                                                                       ------------               ------------
  Total assets                                                         $ 14,135,140               $  6,912,497
                                                                       ============               ============

     LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
Accounts payable                                                       $  1,975,515               $    567,805
Line of credit                                                            1,894,742                  1,316,300
Accrued expenses and other                                                6,164,771                  3,588,594
                                                                       ------------               ------------
  Total current liabilities                                              10,035,028                  5,472,699
Other liabilities                                                           166,630                    109,096
                                                                       ------------               ------------
  Total liabilities                                                      10,201,658                  5,581,795
                                                                       ------------               ------------

Stockholders' equity:
Class A cumulative preferred stock;
   $.01 par value; 2,000,000 authorized,
   outstanding 1,102,983 shares in 1998
   and 1,062,500 shares in 1997
   (liquidation preference of the greater of
   [i] two times the stated value of $2 per
   share plus all accrued and unpaid dividends,
   or [ii] the  amount  that  would  have
   been  received if such shares were converted
   to Common Stock on the business day
   immediately prior to the liquidation)                                     11,029                     10,625
Common stock $.001 par value
   20,000,000 authorized, outstanding
   9,618,825 share in 1998
   7,470,370 shares in 1997                                                   9,618                      7,470
Additional paid in capital                                                9,661,508                  6,272,407
Accumulated deficit                                                      (5,748,673)                (4,959,800)
                                                                       ------------               ------------
Commitments and contingencies
  Total stockholders' equity                                              3,933,482                  1,330,702
                                                                       ------------               ------------

  Total liabilities and stockholders' equity                           $ 14,135,140               $  6,912,497
                                                                       ============               ============

      See accompanying notes to condensed consolidated financial statements
                                                                         3 of 19

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                             ----------------------------    ----------------------------
                                                                 1998           1997             1998            1997
                                                             ------------    ------------    ------------    ------------

Revenues                                                     $ 14,366,138    $  9,930,589    $ 27,677,446    $ 19,708,901

Cost of revenues                                               11,956,893       8,966,499      23,133,659      17,810,553
                                                             ------------    ------------    ------------    ------------

Gross profit                                                    2,409,245         964,090       4,543,787       1,898,348

Selling, general and administrative expenses                    2,768,458       1,736,624       5,252,181       3,444,953
                                                             ------------    ------------    ------------    ------------

    Operating loss                                               (359,213)       (772,534)       (708,394)     (1,546,605)

Other income (expense)
    Interest income(expense),net                                  (14,403)         31,185         (80,479)         39,405
                                                             ------------    ------------    ------------    ------------

Loss before income taxes                                         (373,616)       (741,349)       (788,873)     (1,507,200)

Income tax provision(benefit)                                        --              --              --              --
                                                             ------------    ------------    ------------    ------------

    Net loss                                                 $   (373,616)   $   (741,349)   $   (788,873)   $ (1,507,200)
                                                             ============    ============    ============    ============

Basic and diluted (loss) per common share                    $      (0.05)   $      (0.13)   $      (0.11)   $      (0.26)
                                                             ============    ============    ============    ============

Weighted average common
shares outstanding, basic and
diluted                                                         9,172,542       6,577,870       8,472,566       6,517,750
                                                             ============    ============    ============    ============

      See accompanying notes to condensed consolidated financial statements

                                                                         4 of 19

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                         1998          1997
                                                     -----------    -----------
Operating activities:

Net cash flow used in operating activities           $  (701,814)   $(2,218,362)
                                                     -----------    -----------

Investing activities:
   Purchases of property and equipment                  (182,223)       (62,298)
   Cash paid in acquisition, net of cash acquired       (146,670)          --
   Proceeds from the exercise of stock options              --           69,934
                                                     -----------    -----------

Net cash flow from investing activities                 (328,893)        15,302
                                                     -----------    -----------

Financing activities:
   Net proceeds from stock offerings                   3,069,125           --
   Borrowings under line of credit                      (271,199)          --
   Principal payments on capital lease obligations       (35,796)       (15,086)
   Dividends paid on Class A preferred stock                --         (180,695)
                                                     -----------    -----------

Net cash flow from financing activities                2,762,130       (195,781)
                                                     -----------    -----------

Increase (decrease) in cash and cash equivalents       1,731,423     (2,398,841)

Cash and equivalents at beginning of period              353,005      3,691,099
                                                     -----------    -----------


Cash and equivalents at end of period                $ 2,084,428    $ 1,292,258
                                                     ===========    ===========


Supplemental information:
   Cash paid (received) during the period for:
      Interest                                       $    86,182    $     4,612
                                                     ===========    ===========

      Income taxes                                   $      --      $      --
                                                     ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                                                                         5 of 19

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997
                                   (Unaudited)

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

           In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, the results of its operations for the three months and six months ended June 30, 1998 and its cash flows for the six months ended June 30, 1998 and 1997. Interim results are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998.

           Business

           Based in McLean, Virginia with twelve offices throughout the U.S., The Netplex Group, Inc. together with its wholly owned subsidiaries, is an Information Technology (IT) Services and Solutions company providing the people, technologies, and processes that build, manage, and protect business information systems. Through the strategic teaming of business consulting practice areas, operating units, and wholly owned subsidiaries, Netplex believes that it is positioned to deliver: IT Solutions - Design and implementation of systems solutions to address IT related business needs; IT Staffing - Staff augmentation and flexible task outsourcing; and IT Contractor Resources Business services for the independent IT Consultant.

           Basis of Presentation

           The accompanying financial statements include the accounts of Netplex Systems, Inc. (formerly The Netplex Group, Inc.) America's Work Exchange, Inc., its wholly owned subsidiary Software Resources of New Jersey, Inc, now known as Contractors Resources ("CR"), Onion Peel Solutions, L.L.C. ("Onion Peel"), and PSS Group, Inc. ("PSS") for the three months ended June 30, 1998. The financial statements exclude the accounts of Onion Peel and PSS for the three and six months ended June 30, 1997 because the effective dates of their acquisitions, which were accounted for using the purchase method of accounting, were subsequent to June 30, 1997. Only the balance sheet of Automated Business Systems ("ABS") acquired in June 1998 is included in the financial statements. The Company's statement of operations for the three and six months ended June 30, 1998 does not include the results of operations of ABS from June 18, 1998 (acquisition date) to June 30, 1998, as such amounts are not material.

           All  significant   intercompany   transactions   were  eliminated  in
           consolidation.



                                                                         6 of 19

           Earnings (loss) per share

           Basic net loss per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted net loss per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the periods. For the three month and six month periods ended June 30, 1998 and 1997, the assumed exercise of the Company's outstanding stock options and warrants and Convertible Preferred Stock has not been included in the calculation as the effect would be anti-dilutive.

           A reconciliation of the numerators and denominators of the basic and diluted EPS for the three months and the six months ended June 30, 1998 and 1997, is provided below:

                                                       Income            Shares          Per-Share
                                                    (Numerator)      (Denominator)         Amount
                                                  --------------    ----------------   -------------
    Three months ended June 30, 1998
     Net Loss                                    $   (373,616)
     Preferred stock dividend                          55,149
                                                   ------------
     Basic and diluted EPS
      Loss to common shareholders                $   (428,765)           9,172,542      $   (0.05)
                                                   ============                           =========

    Three months ended June 30, 1997
     Net Loss                                    $   (741,349)
     Preferred stock dividend                          82,500
                                                   ------------
     Basic and diluted EPS
      Loss to common shareholders                $   (823,849)           6,577,870      $   (0.13)
                                                   ============                           =========

    Six months ended June 30, 1998
     Net Loss                                    $   (788,873)
     Preferred stock dividend                         111,612
                                                   ----------
     Basic and diluted EPS
      Loss to common shareholders                $   (900,485)           8,472,566      $   (0.11)
                                                   ============                           =========

    Six months ended June 30, 1997
     Net Loss                                    $ (1,507,200)
     Preferred stock dividend                         165,500
                                                   ----------
     Basic and diluted EPS
      Loss to common shareholders                $ (1,672,700)           6,517,750      $   (0.26)
                                                   ============                           =========

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



                                                                         7 of 19

           PSS Group, Inc.

           On January 30, 1998, the Company completed the purchase of all of the stock of The PSS Group, Inc. ("PSS"), the technical professional staff augmentation operations and business of Preferred Systems Solutions, Inc. ("Preferred") and formerly a wholly owned subsidiary of Preferred. In consideration for the purchase, the Company paid $300,000 at closing and on or before January 15, 1999 will pay
           $300,000 in cash or 200,000 shares of its Common Stock or any combination thereof, at Preferred's option. The agreement also provides that Preferred will receive additional consideration (the "Earn-out") if PSS meets certain operating targets. Such Earn-out may be paid at the Company's option in cash or its Common Stock based on future stock prices, or any combination thereof. In connection with the acquisition, the Company and PSS have entered into employment agreements with certain employees of PSS. The acquisition was recorded effective January 1, 1998 using the purchase method of accounting.

           The purchase price of the PSS acquisition was determined to be $600,000 (subject to adjustment for contingent consideration) and was preliminarily allocated to the fair value of the assets and liabilities acquired, as follows:


                  Cash                               $       148,000
                  Accounts receivable                        800,000
                  Fulfillment database                       930,000
                  Other assets                               122,000
                  Less liabilities assumed                (1,400,000)
                                                          ----------
                  Net assets acquired                $       600,000

           The Company is amortizing the fulfillment database (resume database) over 7 years using the straight-line method.

           Automated Business Systems

           On June 18 1998, the Company completed the purchase of all of the stock of Automated Business Solutions and Kellar Technology Group, Inc. (Collectively "ABS"). In consideration for the purchase, the Company paid $200,000 and issued 450,000 shares of its Common Stock. The agreement also provides that the former shareholders of ABS will receive additional consideration (the "Earn-out") if ABS meets certain operating targets. In connection with the acquisition, the Company has entered into employment agreements with certain employees of ABS. The acquisition was recorded effective June 30, 1998 using the purchase method of accounting. The results of operations for the period from June 18, 1998 to June 30, 1998 are not material and the future results of operations of ABS will be included beginning effective July 1, 1998.

           The purchase price of the ABS acquisition was determined to be $791,000 (subject to adjustment for contingent consideration) and was preliminarily allocated to the fair value of the assets and liabilities acquired, as follows:



                       Cash                           $          205,000
                       Accounts receivable                       756,000
                       Property and equipment                     51,000
                       Other assets                               33,000
                       Goodwill                                  673,000
                       Less liabilities assumed                 (927,000)
                                                            ------------
                       Net assets acquired            $          791,000

           The Company is amortizing the goodwill resulting from the acquisition over a estimated useful life of 15 years using the straight-line method.

                                                                         8 of 19

The  following  unaudited   supplemental   financial  information  presents  the
consolidated results of the Company from continuing operations, on a proforma basis, and the resulting increase in common shares outstanding, as though the acquisitions of Onion Peel, PSS and ABS were consummated on January 1, 1997.

                                                                 Unaudited
                                          ----------------------------------------------------
                                              (amounts in thousands, except per share data)
                                          ----------------------------------------------------
                                                 Three Months               Six Months
                                                   June 30,                   June 30,
                                          ------------------------    -----------------------
                                             1998          1997          1998          1997
                                          ---------     ---------     ---------     ---------

Revenue                                    $16,070       $11,559       $30,142       $22,826
                                          =========     =========     =========     ========

Net loss                                      (345)         (920)         (728)       (1,769)
                                          =========     =========     =========     ========

Weighted Average shares outstanding          9,623         7,108         8,923         7,048
                                          =========     =========     =========     ========

Loss per share                              $(0.04)       $(0.14)       $(0.09)       $(0.27)
                                          =========     =========     =========     ========

(3)      Equity Financings

         Between January 1, 1998 and June 30, 1998, the Company has raised additional equity totaling $3,069,000 as follows:

         In February 1998 the Company raised $100,000 through the sale of 80,000 shares of non-registered Common Stock plus a warrant to purchase an additional 100,000 shares of common stock at $1.20.

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

         On April 7, 1998 Netplex completed the sale of 1,500 units of a Private Placement, totaling $1.5 million ($1.3 million after fees and expenses). The sale represents the first half of a transaction that could include the sale of an additional 1,500 units for $1.5 million at a future date, subject to the satisfaction of certain conditions. Each unit sold in the private placement consisted of a prepaid Common Stock purchase warrant entitling the holder to acquire such number of shares of the Company's Common Stock as is equal to $1,000 divided by an adjustable exercise price and an additional incentive warrant to acquire 52 shares of Common Stock (or an aggregate of 78,000 shares of Common Stock). The Company also granted the placement agent a warrant to purchase 39,000 shares of Common Stock plus a placement fee and a non-accountable expense allowance equal to 12.53% of the proceeds of the offering. The second half of the transaction would be for the sale of an additional and committed 1,500 units, for $1,000 per unit.


                                                                         9 of 19

         In April 1998 the Company raised $198,000 of financing in two Private Placements raised from accredited investors. The Company issued shares of non-registered Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.375 to $1.50 per share. The funds will be used to finance operations and additional acquisitions.

         The above equity financings enabled the Company to exceed NASDAQ's published net tangible asset requirement of $2 million and continue its listing on the NASDAQ SmallCap Stock market.

(4)       New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS' SFAS No. 131 Segment Information. This standard is effective for reporting periods beginning January 1, 1998. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in three segments as defined: IT Solutions, IT Staffing, and IT Contractors Resources. The Company believes that the implementation of this pronouncement will affect financial statement presentation.












                                                                        10 of 19

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Based in McLean, Virginia with twelve offices throughout the eastern U.S., The Netplex Group, Inc., together with its wholly owned subsidiaries ("the Company" or "Netplex"), is an Information Technology (IT) Services and Solutions company providing the people, technologies, and processes to build, manage, and protect business information systems. Through the strategic teaming of business consulting practice areas, operating units, and wholly owned subsidiaries, Netplex believes that it is positioned to deliver: IT Solutions - Design and implementation of systems solutions to address IT related business needs; IT Staffing - Staff augmentation and flexible task outsourcing; and IT Contractor Resources - Business services for the independent IT Consultant.

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

In January 1998, the Company acquired the net assets of The PSS Group, Inc. ("PSS") to expand its staffing organization in the Washington DC metropolitan area and to broaden its customer base, for $300,000 in cash a $300,000 promissory note to be paid in either cash or 200,000 shares of the Company's Common Stock and provides for additional payments based on PSS's future profitability.

In June 1998, the Company acquired all of the stock of Automated Business Systems ("ABS") for $200,000 in cash and issued 450,000 shares of the Company's common stock. The agreement provides for additional payments based on ABS's future profitability. The acquisition of ABS expands the geographic reach of the Company's IT Solutions business to the Charlotte, NC; Spartanburg, SC and Atlanta, GA market places and broadens its customer base.

The statement of operations for the three and six months ended June 30, 1998 reflects the results of PSS from January 1, 1998, the effective date of acquisition. The statement of operations for the three and six months ended June 30, 1998 exclude the results of operations for ABS.

The  above   acquisitions   fit  within  the  Company's  three   distinct,   but
inter-related business operations:

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

                                                                        11 of 19

The following table sets forth the revenue, gross profit, business unit expenses, and business unit income of each of the business areas for the three and six months ended June 30, 1998 and 1997.

Consolidated Operating Results by Segment
Amounts in Thousands

                                    Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                  --------------------        -------------------
                                    1998         1997        1998         1997
                                  -------      -------      --------      -------
Operating revenues
  IT solutions                    $ 3,118      $   953      $  5,623      $ 2,039
  IT Staffing                       2,659          729         4,931        1,444
  IT Contractor's Resources         8,589        8,249        17,123       16,226
                                  -------      -------      --------      -------
       Operating revenues         $14,366      $ 9,931      $ 27,677      $19,709
                                  -------      -------      --------      -------

Gross profit
  IT Solutions                      1,508          531         2,758        1,027
  IT Staffing                         607          183         1,200          374
  IT Contractor's Resources           294          250           586          498
                                  -------      -------      --------      -------
       Gross profit                 2,409          964         4,544        1,899
                                  -------      -------      --------      -------

Gross profit margin
  IT Solutions                       48.4%        55.7%         49.1%        50.4%
  IT Staffing                        22.8%        25.1%         24.3%        25.9%
  IT Contractor's Resources           3.4%         3.0%          3.4%         3.1%
                                  -------      -------      --------      -------
       Gross profit margin           16.8%         9.7%         16.4%         9.6%
                                  -------      -------      --------      -------

Business Unit Expenses
  IT Solutions                        966          634         2,189        1,328
  IT Staffing                         672          333         1,213          619
  IT Contractor's Resources           286          203           499          463
                                  -------      -------      --------      -------
       Business unit expenses       1,924        1,170         3,901        2,410
                                  -------      -------      --------      -------

Business Unit Income
  IT Solutions                        542         (103)          569         (301)
  IT Staffing                         (65)        (150)          (13)        (245)
  IT Contractor's Resources             8           47            87           35
                                  -------      -------      --------      -------
        Business unit income          485         (206)          643         (511)

Corporate Expenses                    675          465         1,058          829
                                  -------      -------      --------      -------

EBITDA                               (190)        (671)         (415)      (1,340)
Interest, taxes, depreciation
  & amortization                      184           70           373          167
                                  -------      -------      --------      -------
Net operating loss                $  (374)     $  (741)     $   (788)     $(1,507)
                                  =======      =======      ========      =======

Results of Operations
Three months ended June 30, 1998 and 1997
Revenue for the three months ended June 30,1998 increased approximately $4.4 million or 45% to approximately $14.3 million, as compared to $9.9 million for the same period in 1997. This increase includes a $2.2 million or 227% increase in IT Solutions revenue, a $1.9 million or 265% increase in IT Staffing revenue, and $340,000 or 4% increase in IT Contractor Resources revenue. The increase in revenues is due to a combination of growth, better integration across the three business units and the acquisition of Onion Peel and the PSS Group.

                                                                        12 of 19

Gross Profit for the three months ended June 30,1998 increased approximately $1.4 million or 150% to approximately $2.4 million as compared to approximately $964,000 for the same period of 1997. This increase includes an increase of approximately $977,000 or 184% in IT Solutions gross profit, an approximately $424,000 or 232% increase in IT Staffing gross profit and a $44,000 or 17% increase in IT Contractor Resources gross profit. The increased IT Solutions gross profit is primarily due to an increase in revenues from the IT Solutions practice areas including Onion Peel. The increase in IT Staffing is attributable to growth and to the acquisition of The PSS Group, Inc in January 1998. The IT Contractor Resources increase is all due to internal revenue growth.

Gross Profit margin increased to approximately 16.8% for the three months ended June 30, 1998, from approximately 9.7% for the same period of 1997. This increase is due to higher revenue growth rates in the IT Solutions and IT Staffing businesses than experienced in the IT Contractor Resources business. IT Solutions and IT Staffing offerings generate higher gross profit margins than IT Contractor Resources services.

Business unit expenses for the three months ended June 30, 1998 increased approximately $754,000 or 64% to approximately $1.9 million from approximately $1.2 million for the same period of 1997. This increase includes increases in IT Solutions and IT Staffing business unit expense of approximately $332,000 and $339,000, respectively. The IT Solutions increase includes increases of approximately $300,000 for the inclusion of Onion Peel business unit expenses as well as an expanded sales force, and practice management. IT Staffing business unit expense increase is primarily due to the acquisition of PSS in January 1998, including the expansion of the Reston, VA facility and the opening of the Tampa office in April 1998.

Business unit income for the three months ended June 30, 1998 was approximately $485,000 as compared to an business unit loss of $206,000 for the same period of 1997, and increase of approximately $691,000 which includes increased business unit profits from IT Solutions and IT Staffing of approximately $645,000, and $85,000, respectively.

Corporate expense for the three months ended June 30, 1998 increased approximately $209,000 or 45% to approximately $675,000 from approximately $465,000 when compared to the same period of 1997. This increase reflects an additional investment in corporate development capability to support the growth of operations.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended June 30, 1998 was a loss of $190,000 as compared to a loss of approximately $671,000 for the same period of 1997, an improvement of approximately $481,000. The components of this improvement are discussed above.

Depreciation, amortization and interest expense for the three months ended June 30, 1998 increased approximately $114,000 to approximately $184,000 from approximately $70,000 for the same period of 1997. This increase is principally due to increased borrowings under the Company's line of credit facility in the three months ended June 30, 1998 as compared to the same period of 1997.

No provision or benefit for income taxes was required for either the three months ended June 30, 1998 or 1997.

The net loss decreased approximately $368,000 to approximately $374,000 from approximately $741,000 in the same period of 1997. The components of this improvement are discussed above.

Six months ended June 30, 1998 and 1997
Revenue for the six months ended June 30,1998 increased approximately $8.0 million or 40% to approximately $27.7 million, as compared to $19.7 million for the same period in 1997. This increase includes a $3.6 million or 176% increase in IT Solutions revenue, a $3.5 million or 242% increase in IT Staffing revenue, and a $900,000 or 6% increase in IT Contractor Resources revenue. The increase in revenues is due to a combination of growth, better integration across the three business units and the acquisition of Onion Peel and the PSS Group.

                                                                        13 of 19

Gross Profit for the six months ended June 30,1998 increased approximately $2.6 million or 139% to approximately $4.5 million as compared to approximately $1.9 million for the same period of 1997. This increase includes an increase of approximately $1.7 million or 170% in IT Solutions gross profit, an approximately $826,000 or 221% increase in IT Staffing gross profit and a $88,000 or 18% increase in IT Contractor Resources gross profit. The increased IT Solutions gross profit is primarily due to an increase in revenues from the IT Solutions practice areas including Onion Peel. The increase in IT Staffing is attributable to growth and to the acquisition of The PSS Group, Inc in January 1998. The IT Contractor Resources increase is due to revenue growth.

Gross Profit margin increased to approximately 16.4% for the six months ended June 30, 1998, from approximately 9.6 % for the same period of 1997, this increase is due to higher revenue growth rates in the IT Solutions and IT Staffing businesses than experienced in the IT Contractor Resources business. IT Solutions and IT Staffing offerings generate higher gross profit margins than IT Contractor Resources services.

Business unit expenses for the six months ended June 30, 1998 increased approximately $1.5 million or 62% to approximately $3.9 million from approximately $2.4 million for the same period of 1997. This increase includes increases in IT Solutions and IT Staffing business unit expense of approximately $861,000 and $594,000, respectively. The IT Solutions increase includes increases of approximately $600,000 for the inclusion of Onion Peel operations (acquired in July 1997) as well as an expanded sales force, and practice management. IT Staffing business unit expense increase is primarily due to the acquisition of PSS in January 1998, including the expansion of the Reston, VA facility and the opening of the Tampa office in April 1998.

Business unit income for the six months ended June 30, 1998 was approximately $643,000 as compared to an operating business unit loss of $511,000 for the same period of 1997, an increase of approximately $1.2 million. This increase includes increased business unit profits from IT Solutions, IT Staffing and IT Contractor Resources of approximately $870,000, $232,000, and $52,000, respectively.

Corporate expense for the six months ended June 30, 1998 increased approximately $230,000 or 28% to approximately $1.1 million from approximately $829,000 when compared to the same period of 1997. This increase reflects an additional investment in corporate development capability to support the growth of operations.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the six months ended June 30, 1998 was a loss of $415,000 as compared to a loss of approximately $1.3 million for the same period of 1997, an improvement of approximately $925,000. The components of this improvement are discussed above.

Depreciation, amortization and interest expense for the six months ended June 30, 1998 increased approximately $206,000 to approximately $373,000 from approximately $167,000 for the same period of 1997. This increase is principally due to increased borrowings under the Company's line of credit facility in the six months ended June 30, 1998 as compared to the same period of 1997.

No provision or benefit for income taxes was required for either the six months ended June 30, 1998 or 1997.

The net loss decreased approximately $718,000 to approximately $788,000 from approximately $1.5 million in the same period of 1997. The components of this improvement are discussed above.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1998 the Company had cash and cash equivalents of $2,084,428. The Company had $1,894,742 outstanding on its line of credit facilities and had long term capital lease obligations of $216,450.

                                                                        14 of 19

The Company's liquidity and capital resources were increased by the following:

For the six  months  ended  June  30,  1998  the  Company's  cash  increased  by
$1,731,000. This increase is comprised of cash used in operating activities of approximately $702,000 cash used in investing activities of approximately $329,000 and cash provided by financing activities of approximately $2.8 million.

The Company is actively pursuing the acquisition of additional qualified companies to broaden its customer base, expand its technical capacity and enhance its fulfillment capability. The Company has identified several potential acquisition candidates, has signed a letter of intent with one such candidate, and is currently engaged in due diligence activities of this company. The letter of intent is subject to the satisfactory completion of due diligence by the Company and the negotiation of the terms of this acquisition in a definitive agreement. There can be no assurances that the Company will complete the definitive agreement for the acquisition of this company.

As of June 30, 1998, the Company maintains a line of credit with a bank which allows the Company to borrow the lesser of $2,000,000 or 80% of eligible accounts receivable. Advances against this line of credit bear interest at 0.75% over the bank's prime rate and require the Company to maintain certain financial covenants. The Company had borrowings of $1,895,000 on this line of credit as of June 30, 1998. The expiration of this line of credit was extended from July 2, 1998 to October 31, 1998.

The Company will discuss with the bank the extension of its line of credit facility prior to its expiration in October 1998, as well as entering into discussions with other financial institutions to expand its credit facility.

The Company also had a line of credit facility with a bank that it acquired in the PSS acquisition (the "PSS line of credit"). The Company retired the PSS line of credit in April 1998 and repaid the outstanding balance of approximately $803,000.

In January 1998, the Company completed the purchase of all of the stock of PSS and on June 18, 1998, the Company completed the purchase of all of the stock of ABS. See additional discussion of the PSS and ABS acquisitions in Note 2 -Acquisitions.

Capital expenditures for the six months ended June 30, 1998 were approximately $183,000.

Between January 1, 1998 and June 30, 1998, the Company has raised additional equity totaling $3,069,000, as follows:

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

On April 7, 1998 Netplex completed the sale of 1,500 units of a Private Placement, totaling $1.5 million ($1.3 million net of expenses). The sale represents the first half of a transaction that could include the sale of an additional 1,500 units for $1.5 million at a future date, subject to the satisfaction of certain conditions. See additional discussion in Note 3- Equity Financings.

On April 26, 1998, the Company raised $150,000 of financing in a private placement with accredited investors. The Company issued non registered shares of Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.50 per share. The funds will be used to finance operations and additional acquisitions.

On April 27, 1998, the Company raised $48,125 of financing in a private placement with accredited investors. The Company issued non registered shares of Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at


                                                                        15 of 19

$1.375 per share. The funds will be used to finance operations and additional acquisitions.

Based on its current operating plan, the Company believes that the net proceeds from the Private Placements together with cash anticipated to be provided by operating activities and amounts expected to be available under a renegotiated line of credit (of which there can be no assurance) will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. However, no assurance can be given that any such additional sources of financing will be available on acceptable terms or at all. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used for acquisitions or to acquire or invest in complimentary businesses or products or to obtain the right to use complementary technologies.

The Company is expecting to incur operating losses until it achieves quarterly revenue and operating income levels of approximately $15,000,000 and $700,000, respectively. While it cannot be certain as to when such levels of revenue and profitability can be attained, the Company anticipates that such levels will be achieved during the next twelve months. The Company will continue to make significant investments in its technical workforce, marketing, training and infrastructure to increase productivity, build its core competency practice unit skill base and product offerings and foster growth of its operations.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, (including without limitation, future financings and expenses, revenues and income of the Company, as well as general market conditions) though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Inflation

Inflation has not had and the Company does not expect inflation to have a significant adverse impact on its operations.



                                                                        16 of 19

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

         On April 7, 1998 Netplex completed the sale of 1,500 units of a Private Placement, totaling $1.5 million ($1.3 million net of fees and expenses). The sale represents the first half of a transaction that could include the sale of an additional 1,500 units for $1.5 million at a future date, subject to the satisfaction of certain conditions. See additional discussion in Note 3- Equity Financings.

         On April 26 and 27, 1998, the Company raised $198,125 of financing in a private placement with accredited investors. The Company issued non registered shares of Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at prices ranging from $1.375 to $1.50 per share. The funds will be used to finance operations and additional acquisitions.

         All of the above transactions were made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. In each case the Company engaged no underwriter. With Respect to the transaction consummated on April 7, 1998, the Company engaged the services of a Placement Agent. For further information relating to such transactions, please see Note 3 to the Condensed Consolidated Financial Statements.

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

                                                                        17 of 19

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  The Netplex Group, Inc.





Date: August 19, 1998                 By:   /s/ Gene Zaino
      -----------------                     ---------------------------
                                      Gene Zaino, President and CEO
                                      (Principal Executive Officer) and Chairman
                                      of the Board





Date: August 19, 1998                 By:   /s/ Walton Bell
      -----------------                     ---------------------------
                                      Walton Bell, Chief Financial Officer
                                      (Principal Accounting Officer)



                                                                        18 of 19