Form 10-Q
period 1998-09-30
NETPLEX GROUP INC
filed 1998-11-23
CIK 888028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 13, 1998, 10,259,735 shares of the registrant's Common Stock were outstanding.

                             THE NETPLEX GROUP, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

INDEX

           Facing sheet

           Index

Part I.    Financial information

Item 1.    Financial statements and supplementary data

       a)  Condensed Consolidated Balance Sheets as of
           September 30, 1998 and December 31, 1997...........................3

       b)  Condensed Consolidated Statements of Operations for
           the Three Months and Nine Months Ended
           September 30, 1998 and 1997........................................4

       c)  Condensed Consolidated Statements of Cash Flows for
           the Nine Months ended September 30, 1998 and 1997..................5

       d)  Notes to Condensed Consolidated Financial Statements...............6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................11

Part II    Other information.................................................18

           Signatures........................................................21


                                    2 of 21

PART I     ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1998 and December 31, 1997
                                   (Unaudited)
                                     Assets

                                                                                     September 30,     December 31,
                                                                                          1998             1997
                                                                                      -----------      -------------
Current Assets:
  Cash and cash equivalents                                                          $ 1,291,145      $   353,005
  Accounts receivable, net                                                             8,872,301        4,133,148
  Prepaids and other current assets                                                      427,957          432,842
                                                                                      -----------      ----------
     Total current assets                                                             10,591,403        4,918,995
                                                                                      -----------      ----------

  Property and equipment, net                                                          1,404,532          952,546
  Employee notes receivable                                                              193,824          193,464
  Other assets                                                                           226,754           82,738
  Acquired software, net                                                                 341,986          418,225
  Fulfillment data base, net                                                             832,571                -
  Other acquired intangible assets                                                     2,750,000                -
  Goodwill, net                                                                        2,144,960          346,529
                                                                                     -----------      -----------
      Total assets                                                                   $18,486,030      $ 6,912,497
                                                                                     ===========      ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                   $ 1,991,785      $   567,805
  Line of Credit                                                                       1,994,742        1,316,300
  Accrued expenses and other                                                           7,750,493        3,492,521
                                                                                     -----------      -----------
     Total current liabilities                                                        11,737,020        5,376,626
  Other liabilities                                                                      182,290          205,169
                                                                                     -----------      -----------
     Total Liabilities                                                                11,919,310        5,581,795
                                                                                     -----------      -----------

Stockholders' equity:
  Class A cumulative preferred stock; $.01 par value; 2,000,000
   authorized, 987,753 shares outstanding in 1998 and 1,062,500 shares in 1997             9,875        10,625
  Class B cumulative preferred stock; $.01 par value; 1,500,000 authorized,
    643,770 shares outstanding in 1998 and no shares outstanding in 1997                   6,437             -
  Class C cumulative preferred stock; $.01 par value; 2,500,000 authorized,
    1,500,000 share outstanding in 1998 and no shares outstanding in 1997                 15,000             -
  Common stock $.001 par value
    40,000,000 authorized, 10,259,735 shares outstanding in 1997 and 7,470,370
    shares in 1996                                                                        10,259         7,470
  Additional paid in capital                                                          13,908,331     6,272,407
  Accumulated deficit                                                                 (7,383,182)   (4,959,800)
                                                                                      ----------    ----------

    Commitments and contingencies

    Total stockholders' equity                                                         6,566,720     1,330,702
                                                                                     -----------    ----------

    Total liabilities and stockholders' equity                                       $18,486,030    $6,912,497
                                                                                     ===========    ==========


      See accompanying notes to condensed consolidated financial statements

                                    3 OF 21

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                 Three Months Ended             Nine Months Ended
                                                                      September 30,              September 30,
                                                                  1998           1997          1998           1997
                                                              -----------    -----------    -----------    -----------

Revenues                                                      $16,077,743    $10,380,066    $43,755,189    $30,088,967

Cost of revenues                                               12,928,169      9,066,074     36,061,828     26,876,627
                                                              -----------    -----------    -----------    -----------

Gross profit                                                    3,149,574      1,313,992      7,693,361      3,212,340
                                                              -----------    -----------    -----------    -----------

Operating expenses
    Selling, general and administrative expenses                4,019,512      1,931,709      9,271,694      5,376,662
    Inventory write-off                                           131,104                       131,104
    Restructuring costs                                           345,000         -             345,000          -
    Acquired in-process technology                                250,000         -             250,000          -
                                                              -----------    -----------     ----------    -----------
                                                                4,745,616      1,931,709      9,997,798     5,376,662
                                                              -----------    -----------     ----------    -----------

    Operating loss                                             (1,596,042)      (617,717)    (2,304,437)   (2,164,322)

Other income (expense)
    Interest income(expense), net                                 (38,462)       (24,622)      (118,941)       14,783
                                                              -----------    -----------     ----------    -----------
Loss                                                           (1,634,505)      (642,339)    (2,423,378)   (2,149,539)

Income tax provision                                                -              -             -             -
                                                              ===========    ===========     ==========    ===========

    Net loss                                                  $(1,634,505)   $  (642,339)   $(2,423,378)   $(2,149,539)
                                                              ===========    ===========     ==========    ===========

Basic and diluted loss per common share                       $     (0.17)   $     (0.10)   $     (0.29)   $     (0.36)

Weighted average common
shares outstanding                                              9,889,062      6,806,923      8,945,022      6,614,098
                                                              -----------    -----------     ----------    -----------



      See accompanying notes to condensed consolidated financial statements


                                    4 OF 21

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30,
                                   (Unaudited)


                                                                             Nine Months
                                                                            September 30,
                                                                  --------------------------------
                                                                       1998               1997
                                                                  --------------------------------

Net cash used in operating activities                             $  (2,784,108)    $  (3,252,864)
                                                                  -------------     -------------

Investing activities:
    Purchases of property and equipment                                (299,986)         (141,892)
    Net Cash (paid in) acquired from acquisitions                    (3,146,670)            2,148
                                                                  -------------     -------------
        Net cash used in operating activities                        (3,446,656)         (139,744)
                                                                  -------------     -------------

Financing activities:
    Net proceeds from stock offerings                                 6,462,510                 -
    Net borrowings on line of credit                                    683,595           772,000
    Proceeds from the exercise of stock options and warrants             22,799           607,500
    Dividends paid on Class A preferred stock                                 -          (165,000)
                                                                  -------------     -------------
        Net cash provided by financing activities                     7,168,904         1,214,500
                                                                  -------------     -------------

    Increase (decrease) in cash and cash equivalents                    938,140        (2,178,108)

Cash and equivalents at beginning of period                             353,005         3,691,099
                                                                  -------------     -------------

Cash and equivalents at end of period                             $   1,291,145     $   1,512,991
                                                                  =============     =============

Supplemental information:
  Cash paid during the period for:
    Interest                                                      $     118,941     $      28,966
                                                                  =============     =============
    Income taxes                                                          -         $       -
                                                                  =============     =============


      See accompanying notes to condensed consolidated financial statements


                                    5 OF 21

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997
                                   (Unaudited)

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

           In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, the results of its operations for the three months and nine months ended September 30, 1998 and 1997. and its cash flows for the nine months ended September 30, 1998. Interim results are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 1998 and 1997.

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

           Basis of Presentation

           The accompanying financial statements include the accounts of The Netplex Group, Inc. and its wholly-owned subsidiaries for the three months and nine months ended September 30, 1998 and 1997. The accounts of Onion Peel Solutions, the PSS Group, Inc., Automated
           Business  Systems,  Inc and  Applied  Intelligence  Group,  Inc.  are
           included from the effective dates of their acquisitions, accounted for as purchases, which were July 1, 1997, January 1, 1998, June 30, 1998 and September 1, 1998, respectively. All significant intercompany transactions were eliminated in consolidation.

           Earnings (loss) per share

           Basic net loss per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted net loss per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the periods. For the three month and nine month periods ended September 30, 1998 and 1997, the assumed exercise of the Company's outstanding stock options and warrants, Convertible Preferred Stock and contingently issuable shares in connection with certain business combinations have not been included in the calculation as the effect would be anti-dilutive.

           A reconciliation of the numerators and denominators of the basic and diluted EPS for the three months and the nine months ended September 30, 1998 and 1997, is provided below:

                                    6 OF 21

                                                                              Three Months Ended              Nine Months
                                                                                 September 30                 September 30
                                                                    ============-----------=========      ======---------=========
                                                                           1998                1997           1998        1997
                                                                    ============          ==========      ===========  ===========
Basic Earnings(Loss) Per Share of Common Stock:
   Weighted average number of common shares outstanding                9,889,062           6,806,923       8,945,022   6,614,098
   Common stock equivalents from outstanding stock options (1)
                                                                    ============          ==========      ===========  ===========
     Average common shares outstanding                                 9,889,062           6,806,923       8,945,022   6,614,098
                                                                    ============          ==========      ===========  ===========

   Net loss                                                         $ (1,634,505)        $  (642,339)    $(2,423,378) $(2,149,539)
   Preferred dividends                                                    49,379              57,500         161,000      222,500
                                                                    ============          ==========      ===========  ===========
     Loss attributable to Common Stock                              $ (1,683,884)        $  (699,839)    $(2,584,378) $(2,372,039)
                                                                    ============          ==========      ===========  ===========

   Basic loss per share of Common Stock                             $      (0.17)        $     (0.10)    $     (0.29) $     (0.36)
                                                                    ============          ==========      ===========  ===========

Diluted Earnings (Loss) Per Share of Common Stock:
   Weighted average number of common shares outstanding                9,889,062           6,806,923        8,945,022   6,614,098
   Preferred stock convertible into common shares (1)                          -                   -                -           -
   Common stock equivalents from outstanding stock options (1)                 -                   -                -           -
                                                                    ============          ==========      ===========  ===========
     Average common  shares outstanding                                9,889,062           6,806,923        8,945,022   6,614,098
                                                                    ============          ==========      ===========  ===========

   Net loss                                                         $ (1,634,505)         $ (642,339)     $(2,423,378)$(2,149,539)
   Preferred dividends                                                    49,379              57,500          161,000     222,500
                                                                    ------------          ==========      -==========  -=========
     Loss attributable to Common Stock                              $ (1,683,884)         $ (699,839)     $(2,584,378) $(2,372,039)
                                                                    ============          ==========      ===========  ===========

   Diluted loss per share of Common Stock                           $      (0.17)         $    (0.10)     $     (0.29) $    (0.36)
                                                                    ============          ==========      ===========  ==========

(1) As the Company is in a net loss position the effect of all options and warrants, including common stock equivalents is anti-dilutive and is thus not presented in the computations of loss per common share.


(2)         Acquisitions

           Onion Peel Solutions L.L.C.:

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

           PSS Group, Inc.:

           On January 30, 1998, the Company completed the purchase of all of the stock of The PSS Group, Inc. ("PSS"), the technical professional staff augmentation operations and business of Preferred Systems Solutions, Inc. ("Preferred") and formerly a wholly owned subsidiary of Preferred. In consideration for the purchase, the Company paid $300,000 at closing and on or before January 15, 1999 will pay $300,000 in cash or issue 200,000 shares of its Common Stock or any combination thereof, at Preferred's option. The agreement also provides that Preferred will receive additional consideration (the " Preferred Earn-out") if PSS meets certain operating targets. Such Preferred Earn-out may be paid at the Company's option in cash or its Common Stock based on future stock


                                    7 OF 21
           prices,   or  any  combination   thereof.   In  connection  with  the
           acquisition, the Company and PSS have entered into employment agreements with certain employees of PSS. The acquisition was recorded effective January 1, 1998 using the purchase method of accounting.

           The purchase price of the PSS acquisition was determined to be $600,000 (subject to adjustment for contingent consideration) and was preliminarily allocated to the fair value of the assets and liabilities acquired, as follows:



Cash                                        $         148,000
Accounts receivable                                   800,000
Fulfillment database                                  930,000
Other assets                                          122,000
Less liabilities assumed                           (1,400,000)
                                            =================
Net assets acquired                         $         600,000
                                            =================


           The Company is amortizing the fulfillment database (resume database) over 7 years using the straight-line method.

           As of September 30, 1998, the Company has not paid and does not owe any additional consideration to Preferred, in connection with the acquisition of PSS.

           Automated Business Systems:

           On June 18 1998, the Company completed the purchase of all of the stock of Automated Business Solutions and Kellar Technology Group, Inc. (Collectively "ABS"). In consideration for the purchase, the Company paid $200,000 and issued 450,000 shares of its Common Stock. The agreement also provides that the former shareholders of ABS will receive additional consideration, if ABS meets certain operating targets. In connection with the acquisition, the Company has entered into employment agreements with certain employees of ABS. The acquisition was recorded effective June 30, 1998 using the purchase method of accounting.

           The purchase price of the ABS acquisition was determined to be $791,000 (subject to adjustment for contingent consideration) and was preliminarily allocated to the fair value of the assets and liabilities acquired, as follows:


Cash                                                         $  205,000
Accounts receivable                                             756,000
Property and equipment                                           51,000
Other assets                                                     33,000
Goodwill                                                        673,000
Less liabilities assumed                                       (927,000)
                                                             ===========
Net assets acquired                                          $  791,000
                                                             ==========

           The Company is amortizing the goodwill resulting from the acquisition over an estimated useful life of 15 years using the straight-line method.

           As of September 30, 1998, the Company has recorded $158,000 of additional consideration in accordance with the ABS acquisition agreement. Such consideration was recorded as an addition to goodwill and will be recovered over the remaining life of the goodwill resulting from the transaction.

           Applied Intelligence Group, Inc.

           On October 16, 1998, The Netplex Group, Inc. (the "Company" or "Netplex") completed the purchase of the information technology consulting business of Applied Intelligence Group, Inc. of Oklahoma City ("AIG") effective September 1, 1998. In consideration for the purchase, the Company paid $3,000,000 and issued 643,770 shares of Class B Preferred Stock ("Preferred Stock") (valued at $1,000,000) at closing. The Company used working capital to finance the acquisition. Such working capital was provided by (i) an increase in the Company's line of credit from First Union National Bank from $2.0 million to $6.0 million, which credit line is based on 80% of the Company's eligible accounts receivable and (ii) certain equity instruments as further described in Note 3. The Class B Preferred Stock is convertible into Common Stock of the Company at anytime on a share

                                    8 OF 21
           for share basis. No dividends are payable on the Preferred Stock. The holders of the Preferred Stock have agreed not to sell or otherwise distribute the Common Stock underlying the Preferred Stock for a period of one year. The agreement also provides that AIG will receive additional consideration (the "AIG Earn-out") if AIG meets certain operating targets. Such Earn-out would consist of (i) up to $1.5 million of cash based on net profit AIG generates over the next six quarters and (ii) up to 643,770 shares of Class B Preferred Stock if AIG achieves approximately 9 million net profits over the next 9 quarters. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company entered into employment agreements with certain employees of AIG.

           The purchase price of the AIG acquisition was determined to be $4,000,000 (subject to adjustment for contingent consideration). The Company has allocated the purchase price on a preliminary basis to the fair value of the assets and liabilities acquired and to the acquired in-process technology, as follows:


Prepaid and other assets                          $   52,000
Property and equipment                               450,000
Acquired software                                    850,000
Assembled workforce                                1,000,000
ViaLink non-compete agreement                        900,000
Goodwill                                             836,000
Less: liabilities assumed                           (338,000)
                                                 -----------
Net assets acquired                                3,750,000
Acquired in process technology                       250,000
                                                 -----------
 Purchase price                                  $ 4,000,000
                                                 -----------


           The Company has allocated $250,000 of the purchase price to it's preliminary estimate of the fair value of certain in-process internet commerce product technology that had not achieved technological feasibility as of acquisition date. Accordingly, such costs were included in the statement of operations for the three and nine months ended September 30, 1998. The purchase price allocation may change as the result of additional studies and analyses.

           As of September 30, 1998, the Company has recorded $ 133,000 of additional consideration in accordance with the AIG acquisition agreement. Such consideration was recorded as an addition to goodwill and will be recovered over the remaining life of such goodwill.

           The following unaudited supplemental financial information presents the consolidated results of the Company from continuing operations, on a pro forma basis, and the resulting increase in common shares outstanding, as though the acquisitions of Onion Peel, PSS, ABS and AIG were consummated on January 1, 1997.


                                                    Unaudited
                                      (amounts in thousands, except per share data)
                                      ---------------------------------------------
                                            Three Months            Nine Months
                                            September 30,           September 30,
                                      ---------------------------------------------
                                            1998       1997        1998       1997
                                      -----------------------------------------------
Revenue                                $  17,513   $  16,720   $  53,051    $  41,205
                                       =========   =========   =========    =========
Net loss                                  (1,551)       (875)       (705)      (2,587)
                                       =========   =========   =========    =========

Weighted Average shares outstanding        9,889       7,257       9,395        7,144
                                       =========   =========   =========    =========

Basic and diluted loss per share       $   (0.16)  $   (0.13)  $   (0.09)   $   (0.39)
                                       =========   =========   =========    =========

(3)         Equity Financings:

           On July 29, 1998, at the Company's annual meeting of shareholders, the number of authorized shares of preferred stock was increased from 2,000,000 to 6,000,000 and the number of authorized shares of Common Stock , $.001 par value was increased from 20,000,000 to 40,000,000.

                                    9 OF 21

Between January 1, 1998 and September 30, 1998, the Company has raised additional equity totaling $6,463,000 as follows:

In February 1998 the Company raised $100,000 through the sale of 80,000 shares of un-registered Common Stock plus a warrant to purchase an additional 100,000 shares of common stock at $1.20.

In March 1998 the Company raised $1,457,000 of financing in a Private placement raised primarily from accredited investors and employees of the Company. The Company issued shares of un-registered Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.00 per share. The funds will be used to finance operations and additional acquisitions.

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

In April 1998 the Company raised $198,000 of financing in two Private placements raised from accredited investors. The Company issued shares of un-registered Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.375 to $1.50 per share. The funds will be used to finance operations and additional acquisitions.

On August 28, 1998, the Company raised $592,000 of financing in a private placement to accredited investors. The Company issued un-registered shares of Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.3125 per share.

           On September 28, 1998, the Company completed the sale of 1,700 units of prepaid common stock purchase warrants in a Private placement, totaling $1.5 million ($1.3 million net of expenses). The prepaid warrants are exercisable in shares of Common Stock of the Company as is computed by dividing $1,700,000 by 125% of the fixed exercise price of $1.3938, with respect to any exercise within thee first year, and the lower of the fixed exercise price and a variable exercise price (subject to a floor price of $1.00), with respect to any exercise after the first year. As part of this transaction, the Company also issued to the holders, warrants to purchase 141,667 shares of common stock at an exercise price of $1.3938 per share. In connection with the issuance of these warrants, the Company issued 50,000 shares of its Common Stock to the placement agent.

           On September 30, 1998, the Company completed the sale of 1,500,000 shares of its Class C Convertible Preferred Stock and warrants to purchase Common Stock for $1.5 million (1.4 million net of expenses). The Class C Preferred Stock bears a dividend rate of 9.99% for the first year, and 15% thereafter. The Preferred Stock is convertible at any time after the earlier of a change in control of the Company or five years from the date of issuance. The number of shares into which the Preferred Stock is convertible is equal to $1,5000,000 (plus accrued but unpaid dividends) divided by 25% of the 20 day average trading price of the Common Stock immediately prior to conversion. The warrants issued entitles the holder to acquire 150,000 shares of Common Stock at $1.375 per share. The Company may be required to issue up to an additional 450,000 shares of Common Stock under the warrants, depending upon the term in which the Class C Preferred Stock is outstanding. The Preferred Stock is redeemable at the option of the Company at any time within the first five years. In connection with the issuance of this Preferred Stock and warrants, the Company issued warrants to purchase 250,000 shares of Common Stock at $1.59 per share to the placement agent.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 131 Segment Information. This standard is effective for reporting periods beginning January 1, 1999. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The

                                    10 OF 21
financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in three segments as defined: IT Solutions, IT Staffing, and IT Contractors Resources. The Company is planning to implemented this pronouncement effective January 1, 1999.

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

In July 1997, the Company acquired the net assets of Onion Peel Solutions, L.L.C. ("Onion Peel") to broaden its customer base and expand the fulfillment capacity of its Enterprise Systems Management service offerings in exchange for 80,000 shares of its Common Stock, subject to adjustment.

In January 1998, the Company acquired the net assets of The PSS Group, Inc. ("PSS") to expand its staffing organization in the Washington DC metropolitan area and to broaden its customer base, for $300,000 in cash a $300,000 promissory note to be paid in either cash or 200,000 shares of the Company's Common Stock. The agreement also provides for additional payments based on PSS's future profitability.

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

In September 1998 the Company acquired certain assets of the Applied Intelligence Group ("AIG" ) for $3,000,000 and issued 643,770 shares of Class B convertible preferred stock. The agreement provides for additional payments based on AIG's future profitability. The acquisition of AIG expands the IT Solutions practice adding information technology consulting expertise in the retail and distribution industry and expands the Company's geographic reach in to the southwest .

The results of operations for PSS, ABS and AIG are included in the statements for operations for the three and nine month periods ended September 30, 1998 beginning on the effective date of their acquistions January 1, 1998, June 30, 1998 and September 1, 1998, respectively.

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


                                    11 OF 21

The following table sets forth the revenue, gross profit, business unit expenses, and business unit income of each of the business areas for the three and nine months ended September 30, 1998 and 1997.



Consolidated Operating Results by Segment
 Amounts in $000's

                                                             Three Months Ended          Nine Months Ended
                                                                September 30,               September 30,
                                                              1998         1997           1998            1997
    Operating revenues
       IT Solutions                                   $       4,478     $  1,241     $    10,100     $    3,280
       IT Staffing                                            2,840          841           7,772          2,285
       IT Contractor's Resources                              8,760        8,298          25,883         24,524
                                                       --------------   ----------   -------------   ------------
           Operating revenues                                16,078       10,380          43,755         30,089
                                                       --------------   ----------   -------------   ------------

    Gross profit
       IT Solutions                                           2,223          758           4,981          1,785
       IT Staffing                                              635          307           1,835            681
       IT Contractor's Resources                                291          249             877            747
                                                       --------------   ----------   -------------   ------------
           Gross profit                                       3,149        1,314           7,693          3,213
                                                       --------------   ----------   -------------   ------------

    Gross profit percentage
       IT Solutions                                            49.6%        61.1%           49.3%          54.4%
       IT Staffing                                             22.4%        36.5%           23.6%          29.8%
       IT Contractor's Resources                                3.3%         3.0%            3.4%           3.0%
                                                       --------------   ----------
                                                                                     -------------   ------------
           Gross profit percentage                             19.6%        12.7%           17.6%          10.7%
                                                       --------------   ----------   -------------   ------------

    Business unit expenses
       IT Solutions                                           1,964          677           4,153          2,205
       IT Staffing                                              868          599           2,081          1,018
       IT Contractor's Resources                                272          257             771            720
                                                       --------------   ----------   -------------   ------------
           Business unit expenses                             3,104        1,533           7,005          3,943
                                                       --------------   ----------   -------------   ------------

    Business unit income (loss)
       IT solutions                                             259           81             825           (420)
       IT Staffing                                             (233)        (292)           (246)          (337)
       IT Contractor's Resources                                 19           (8)            106             27
                                                       --------------   ----------   -------------   ------------
           Business unit income (loss)                           45         (219)            688           (730)
                                                       --------------   ----------   -------------   ------------

    Corporate Expenses                                          689          347           1,712          1,176
    Inventory write-off                                         131                          131
    Restructuring costs                                         345                          345
    Acquired in process technology                              250                          250
                                                       --------------   ----------   -------------   ------------
     Total corporate and other costs                          1,415          347           2,438          1,176
                                                       --------------   ----------   -------------   ------------

    EBITDA                                                   (1,370)        (566)         (1,750)        (1,906)

    Interest, taxes, depreciation
        & amortization                                          265           76             673            243

                                                       ==============   ==========   =============   ============
    Net loss                                          $      (1,635)    $   (642)    $    (2,423) $      (2,149)
                                                       ==============   ==========   =============   ============


                                    12 OF 21

Results of Operations

Three months ended September 30, 1998 and 1997

Revenue for the three months ended September 30, 1998 increased approximately $5.7 million or 55% to approximately $16.1 million, compared to $10.4 million for the same period in 1997. This increase includes a $3.2 million or 261% increase in IT Solutions revenue, a $2.0 million or 238% increase in IT Staffing revenue, and $460,000 or 6% increase in IT Contractor Resources revenue. The increase in revenues is due to a combination of growth, better integration across the three business units and the acquisition of PSS (January 1998), ABS (June 1998) and AIG (September 1998).

Gross Profit for the three months ended September 30, 1998 increased approximately $1.8 million or 140% to approximately $3.1 million as compared to approximately $1.3 million for the same period of 1997. This increase includes an increase of approximately $1.5 million or 193% in IT Solutions gross profit, an approximately $329,000 or 107% increase in IT Staffing gross profit and a $42,000 or 17% increase in IT Contractor Resources gross profit. The increased IT Solutions gross profit is primarily due to an increase in revenues from the IT Solutions practice areas and the acquisition of ABS in June 1998 and AIG in September 1998. The increase in IT Staffing is attributable to growth and to the acquisition of The PSS Group, Inc in January 1998. The IT Contractor Resources increase is all due to internal revenue growth.

Gross Profit margin increased to approximately 19.6% for the three months ended September 30, 1998, from approximately 12.7% for the same period of 1997. This increase is due to a greater proportion of revenues being generated by IT Solutions and IT Staffing in the three months ended September 30, 1998 than in the same period of 1997. The IT Solutions and Staffing businesses achieve higher gross profit margins than experienced in the IT Contractor Resources business.

Business unit expenses for the three months ended September 30, 1998 increased approximately $1.6 million or 100% to approximately $3.1 million from approximately $1.5 million for the same period of 1997. This increase includes increases in IT Solutions, IT Staffing and IT Contractor's Resources business unit expenses of approximately $1.3 million, $270,000 and $16,000, respectively. The increase in IT Solutions business unit expenses is primarily due to expanded sales force and practice management staff as and the acquistions of ABS and AIG in June 1998 and September 1998, respectively. The IT Staffing increase is primarily due to the acquisition of PSS in January 1998, the expansion of the Reston, VA facility and the opening of the Tampa, FL office (April 1998).

Business unit income for the three months ended September 30, 1998 was approximately $45,000 as compared to a business unit loss of $219,000 for the same period of 1997, an improvement of approximately $265,000. This improvement includes increases in business unit profits from IT Solutions and IT Contractors Resources of $178,000 and $27,000 respectively and decreased losses from IT Staffing of $59,000

Corporate expense for the three months ended September 30, 1998 increased approximately $342,000 or 99% to approximately $689,000 from approximately $347,000 compared to the same period in 1997. This increase reflects an additional investment in corporate development capability to support the growth of operations and the integration of acquisitions.

Restructuring costs of $345,000 were recorded in the three months ended September 30, 1998 related to the reduction of duplicate costs, consolidation of facilities and write down on certain assets stemming from the Company's continued integration of its acquisitions.

The Company's preliminary estimate of acquired in-process technology of $250,000 from the Company's acquisition of AIG were recorded in the three months ended September 30, 1998 (see further discussion in Note 2 Acquisitions). The purchase price allocation may change as the result of additional studies and analyses.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended September 30, 1998 was a loss of approximately $1.4 million as compared to a loss of approximately $566,000 for the same period of 1997, an increase in loss of approximately $803,000. The components of this improvement are discussed above.

Depreciation, amortization and interest expense for the three months ended September 30, 1998 increased approximately $189,000 to approximately $265,000 from approximately $76,000 for the same period of 1997.


                                    13 OF 21

This increase is principally due to increased borrowings under the Company's line of credit facility in the three months ended September 30, 1998 as compared to the same period of 1997 as well as the additional depreciation and amortization of assets acquired in the Company's acquisitions of PSS, ABS and AIG..

No provision or benefit for income taxes was required for either the three months ended September 30, 1998 or 1997.

The net loss increased approximately $992,000 to approximately $1.6 million from approximately $642,000 in the same period of 1997. The components of this increase are discussed above.

Nine months ended September 30, 1998 and 1997

Revenue for the nine months ended September 30,1998 increased approximately $13.7 million or 45% to approximately $43.8 million, as compared to $30.1 million for the same period in 1997. This increase includes a $6.8 million or 208% increase in IT Solutions revenue, a $5.5 million or 240% increase in IT Staffing revenue, and a $1.4 million or 6% increase in IT Contractor Resources revenue. The increase in revenues is due to a combination of growth, better integration across the three business units as well as the acquisition of Onion Peel (July 1997), ABS (June 1998), and AIG (September 1998), the PSS Group (acquired in January 1998) and the opening of a Tampa office (April 1998).

Gross Profit for the nine months ended September 30,1998 increased approximately $4.5 million or 139% to approximately $7.7 million as compared to approximately $3.2 million for the same period of 1997. This increase includes increases of approximately $3.2 million or 179% in IT Solutions gross profit, an approximately $1.2 million or 170% increase in IT Staffing gross profit and a $130,000 or 17% increase in IT Contractor Resources gross profit. The increased IT Solutions gross profit is primarily due to an increase in revenues from the IT Solutions practice areas as well as the acquisitions of Onion Peel (July
1997), ABS (June 1998) and AIG (September 1998). The increase in IT Staffing is attributable to growth and to the acquisition of The PSS Group, Inc (January
1998). The IT Contractor Resources increase is due to revenue growth.

Gross Profit margin increased to approximately 17.6% for the nine months ended September 30, 1998, from approximately 10.7 % for the same period of 1997. This increase is due to a greater proportion of revenues being generated by IT Solutions and IT Staffing in the nine months ended September 30 ,1998 than in the same period of 1997. The IT Solutions and Staffing businesses achieve higher gross profit margins than experienced in the IT Contractor Resources business.

Business unit expenses for the nine months ended September 30, 1998 increased approximately $3.1 million or 77% to approximately $7.0 million from approximately $3.9 million for the same period of 1997. This increase includes increases in IT Solutions, IT Staffing and IT Contractor's Resources business unit expenses of approximately $1.9 million, $1.1 million and $52,000, respectively. The IT Solutions increase includes the business unit expenses for ABS (acquired in June 1998) and AIG (acquired in September 1998) and Onion Peel (acquired in July 1997) as well as increases due to the expansion of the sales force and practice management staff. IT Staffing business unit expense increase is primarily due to the acquisition of PSS in January 1998 and the expansion of the Reston, VA facility and the opening of the Tampa office in April 1998. The Contractor's Resources business unit expense growth is due to the growth of operations.

Business unit income for the nine months ended September 30, 1998 was approximately $688,000 as compared to an operating business unit loss of $730,000 for the same period of 1997, an increase of approximately $1.4 million. This increase includes increased business unit profits from IT Solutions, IT Staffing and IT Contractor Resources of approximately $1.2 million, $91,000, and $79,000, respectively.

Corporate expense for the nine months ended September 30, 1998 increased approximately $535,000 or 46% to approximately $1.7 million from approximately $1.2 million when compared to the same period of 1997. This increase reflects an additional investment in corporate development capability to support the growth of operations and integration of acquisitions. Restructuring costs of $345,000 were recorded in the nine months ended September 30, 1998 related to the reduction of duplicate costs, consolidation of facilities and write down on certain assets stemming from the Company's continued integration of its acquisitions.


                                    14 OF 21

The Company's preliminary estimate of acquired in-process technology of $250,000 from the Company's acquisition of AIG were recorded in the nine months ended September 30, 1998 (see further discussion in Note 2 Acquisitions). The purchase price allocation may change as the result of additional studies and analyses.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the nine months ended September 30, 1998 was a loss of $1.7 million as compared to a loss of approximately $1.9 million for the same period of 1997, an improvement of approximately $157,000. The components of this improvement are discussed above.

Depreciation, amortization and interest expense for the nine months ended September 30, 1998 increased approximately $430,000 to approximately $673,000 from approximately $243,000 for the same period of 1997. This increase is principally due to increased borrowings under the Company's line of credit facility in the nine months ended September 30, 1998 as compared to the same period of 1997 and to the increased depreciation and amortization from assets acquired in the acquisitions of Onion Peel, PSS, ABS and AIG.

No provision or benefit for income taxes was required for either the nine months ended September 30, 1998 or 1997.

The net loss increased approximately $274,000 to approximately $2.4 million from approximately $2.1 million in the same period of 1997. The components of this increase are discussed above

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 the Company had cash and cash equivalents of $1,291,145. The Company had $1,994,742 outstanding on its line of credit facilities and had long term capital lease obligations of $182,290.

The Company's liquidity and capital resources were increased by the following:

For the nine months ended September 30, 1998 the Company's cash increased by $938,000. This increase is comprised of cash used in operating activities of approximately $2,785,000 cash used in investing activities of approximately $3,447,000 and cash provided by financing activities of approximately $7,168,000.

As of September 30, 1998, the Company maintains a line of credit with a bank which allows the Company to borrow the lesser of $6,000,000 or 80% of eligible accounts receivable. Advances against this line of credit bear interest at 0.75% over the bank's prime rate and require the Company to maintain certain financial covenants. The Company had borrowings of $1,995,000 under the line of credit as of September 30, 1998. As of November 12, 1998 the Company had net availability of $800,000 under the line. This line of credit expires on July 1, 2000.

The Company also had a line of credit facility with a bank that it acquired in the PSS acquisition (the "PSS line of credit"). The Company retired the PSS line of credit in April 1998 and repaid the outstanding balance of approximately $803,000.

In January 1998, the Company completed the purchase of all of the stock of PSS. In June 1998 the Company completed the purchase of all of the stock of ABS.
Effective September 1, 1998 the Company acquired certain assets of AIG. See additional discussion of the PSS, ABS and AIG acquisitions in Note 2 -Acquisitions.

Capital expenditures for the Nine months ended September 30, 1998 were approximately $300,000. Cash paid in the acquisitions of ABS, AIG and PSS, net of cash acquired totaled approximately $3,147,000.

Between January 1, 1998 and September 30, 1998, the Company has raised additional equity totaling $6,463,000, as follows:

In February 1998 the Company raised $100,000 through the sale of 80,000 shares of un-registered Common Stock plus a warrant to purchase an additional 100,000 shares at $1.20.

In March 1998 the Company raised $1,457,000 of financing in a Private placement with accredited investors and employees of the Company. The Company issued shares of un-registered Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.00 per share. The funds will be used to finance operations and additional acquisitions.

On April 7, 1998 Netplex completed the sale of 1,500 units of a Private placement, totaling $1.5 million ($1.3



                                    14 OF 21
million net of expenses). The sale represents the first half of a transaction that could include the sale of an additional 1,500 units for $1.5 million at a future date, subject to the satisfaction of certain conditions. See additional discussion in Note 3- Equity Financings.

On April 26, 1998, the Company raised $150,000 of financing in a private placement with accredited investors. The Company issued non registered shares of Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.50 per share.

On April 27, 1998, the Company raised $48,125 of financing in a private placement with accredited investors. The Company issued non registered shares of Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.375 per share.

On August 28, 1998, the Company raised $592,000 of financing in a private placement with accredited investors. The Company issued non registered shares of Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.3125 per share.

On September 28, 1998, the Company completed the sale of 1,700 units of a Private placement, totaling $1.5 million ($1.3 million net of expenses). See additional discussion in Note 3- Equity Financings.

On September 30, 1998, the Company completed the sale of 1,500,000 shares of its Class C, 9.9% Preferred Stock for $1.5 million ($1.4million net of expenses) and warrants to acquire up to 550,000 shares of common stock based on certain conditions. See additional discussion in Note 3 -Equity Financings.

The proceeds of these equity financings have been used to finance acquisitions and to provide additional corporate working capital.



YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four- digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations. As a result, in approximately one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

The Company's vendors, customers, suppliers and service providers are under no contractual obligation to provide Year 2000 information to the Company. Generally, the Company believes its key internal software systems are either compliant, the vendors claim compliance, or the problems can be corrected by purchasing small amounts of hardware, software or software upgrades, where necessary. The Company is also continuing its assessment of the readiness of external entities, such as subcontractors, suppliers, vendors, and service providers that interface with the company.

Based on the its assessments and current knowledge, the Company believes it will not, as a result of the Year 2000 issue, experience any material disruptions in internal processes, information processing or services from outside relationships. The Company presently believes that the Year 2000 issue will not pose significant operational problems and the Company will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition. The most likely risks to the Company from Year 2000 issues are external, due to the difficulty of validating all key third parties' readiness for Year 2000. The Company has sought and will continue to seek confirmation of such compliance and seek relationships which are compliant.

The Company currently anticipates that all of its internal systems and equipment will be Year 2000 compliant by the end of the second quarter of 1999 and that the associated costs will not have a material adverse effect on the Company's results of operations and financial condition. However, the failure to properly assess or timely implement a material Year 2000 problem could result in a disruption in the Company's normal business activities or operations. Such failures, depending on the extent and nature, could materially and adversely effect the Company's operations and financial condition. To date, the Company has not developed a contingency plan.


                                    16 OF 21

The Company does not believe that the costs of its Year 2000 Program have been or are material to its financial position or results of operations. All expenses have been charged against earnings as incurred and the Company intends to continue to charge such costs against earnings as the costs are incurred.

The Company's subsidiary, Onion Peel Software L.L.C., (OPS) head quartered in Raleigh, North Carolina, confirms that all of its network management software products (America, Productivity Series, Network Data Collector, ROVE and ROVE Motif) will properly process/utilize dates beyond December 31, 1999.

The Company does not engage in any Year 2000 work.

The estimates and conclusions set forth herein regarding Year 2000 compliance contain forward-looking statements and are based on management's estimates of future events and information provided by third parties. There can be no assurance that such estimates and information provided will prove to be accurate. Risks to completing the Year 2000 project include the availability of resources, the Company's ability to discover and correct potential Year 2000 problems and the ability of suppliers and other third parties to bring their systems into Year 2000 compliance.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter the Company settled the complaint filed against it by ACS, Ltd. on terms favorable to the Company.

Item 2. Changes in Securities

In February 1998 the Company sold 80,000 shares of Common Stock to a purchaser at a price of $1.25 per share. In addition, the purchaser received a warrant to purchase an additional 100,000 shares of Common Stock at an exercise price of $1.20 per share.

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

                                    17 OF 21

On August 28, 1998, the Company raised $592,000 of financing in a private placement with accredited investors. The Company issued non registered shares of Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.3125 per share.

On September 28, 1998, the Company completed the sale of 1,700 units of a Private placement, totaling $1.5 million ($1.3 million net of expenses). See additional discussion in Note 3- Equity Financings.

On September 30, 1998, the Company completed the sale of 1,500,000 shares of its Class C, 9.9% Preferred Stock and warrants for $1.5 million (1.4 million net of expenses). See additional discussion in Note 3 -Equity Financings.

All of the above  transactions were made pursuant to the exemption  contained in
Section 4(2) of the Securities Act of 1933, as amended. In each case the Company engaged no underwriter. With Respect to the transactions consummated on April 7, 1998, September 28, 1998 and September 30, 1998, the Company engaged the services of a Placement Agent. For further information relating to such transactions, please see Note 3 to the Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

Nothing to Report

Item 4. Submission of Matters to a Vote of Security Holders

The following proposals were voted upon by the Company's shareholders at the Annual Meeting of Shareholders held on July 29, 1996 ("Annual Shareholders Meeting"):

1. The following persons were elected as directors of the Company to serve until the next Annual Shareholders and until their successors have been duly elected and qualified:



     Name                        Votes For      Votes Against      Abstained
     ----                        ---------      -------------      ---------
Gene Zaino                       8,120,424          83,139             0
Deborah S. Novick                7,757,024         446,539             0
Richard Goldstein                8,126,624          76,939             0
Frank C. Lagattuta               8,129,624          73,939             0
Steven L. Hanau                  8,129,624          73,939             0

                                    18 OF 21


       Resolution                                      In Favor     Against       Abstained       Broker Non Votes


2. To  authorize  the issuance of shares of Common    4,682,562     232,979      291,250            2,996,772
Stock  of  the   Company  to  complete  a  private
placement of the Company's Securities with certain
independent investors and their agent.

3. To authorize an amendment to the certificate of    7,668,310     261,333      273,920                    0
incorporation of Netplex  increasing the number of
authorized  shares of Netplex  Common  Stock,  par
value $0.001  ("Common  Stock") from 20,000,000 to
40,000,000  shares.

4. To approve an amendment to the  certificate  of    4,846,440     322,851       37,500            2,996,772
incorporation of Netplex to increase the number of
authorized  shares of Netplex Preferred Stock, par
value $0.01 ("Preferred  Stock") from 2,000,000 to
6,000,000 shares.

5. To approve an  amendment  to the  Netplex  1995     5,342,174     299,072       26,970             2,535,347
Directors Stock Option Plan, increasing the number
of shares of Common Stock  authorized to be issued
under the 1995  Directors  Stock  Option Plan from
100,000 to 300,000 shares


6. To approve  the  Netplex  1998  Employee  Stock     4,965,223    193,518        17,406             2,996,772

7. To ratify the Purchase  Plan  ("Stock  Purchase     8,039,338    109,625        23,956                     0
Plan"). appointment of KPMG Peat Marwick L.L.P. as
the  Netplex  independent  auditors  for the  year
1998.


Item 5. Other Information

    Nothing to Report

Item 6.  Exhibits and Reports on Form 8-K

    (a).  Exhibits:

          27 - Financial Data Schedule



    (b).  Reports on Form 8-K:

           Form 8-K dated July 2, 1998 describing ABS acquisition

                  Item 2. Acquisition or Disposition of Assets.
                  Item 7. Financial Statements,  Pro Forma Financial Information
                          and Exhibits.


                                    19 OF 21

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                             The Netplex Group, Inc.





Date: November 23, 1998            By: /s/ Gene Zaino
      ------------------------         ---------------------------
                                       Gene Zaino, President and CEO
                                       (Principal Executive Officer) and
                                       Chairman of the Board





Date: November 23, 1998            By: /s/ Walton E. Bell, III
      ------------------------         ---------------------------------
                                       Walton E. Bell, III, Chief Financial
                                       Officer
                                       (Principal Accounting Officer)




                                    2O OF 21