Form 10KSB
period 1998-12-31
NETPLEX GROUP INC
filed 1999-04-20
CIK 888028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K
(Mark One)


[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended   December 31, 1998

[   ]  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
       ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _______________ to _______________________

                         Commission file number 1-11784

                            THE NETPLEX GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     New York                                              11-2824578
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

1800 Robert Fulton Drive, Ste. 250, Reston, VA                  20191-4346
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

Issuer's telephone number, including area code: (703) 356-3001

Securities registered under Section 12(b) of the Exchange Act:

--------------------------------------------------------------------------------
         Title of Each Class           Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
    Common Stock, $.001 par value             NASDAQ SmallCap Stock Market
                                               Boston Stock Exchange
--------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                      None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 31, 1999, was approximately $28,731,184.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of March 31, 1999: 11,463,221 shares.

                               INDEX TO FORM 10-K

PART I........................................................................3

      Item 1. Business........................................................3

      Item 2. Properties.....................................................11

      Item 3. Legal Proceedings..............................................12

      Item 4. Submission of Matters to a Vote of Security Holders............12

PART II......................................................................13

      Item 5. Market for Common Equity and Related Stockholder Matters.......13

      Item 6. Selected Financial Data........................................14

      Item 7. Management's Discussion and Analysis of Financial Condition
      and Results of Operations..............................................15

      Item 8. Financial Statements and Supplementary Data....................21

      Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...............................................21

PART III.....................................................................22

      Item 10.  Directors, Executive Officers, Promoters and Control
      Persons; Compliance With Section 16(a) of the Exchange Act.............22

      Item 11.  Executive Compensation.......................................23

      Item 12.  Security Ownership of Certain Beneficial Owners
      and Management.........................................................26

      Item 13.  Certain Relationships and Related Transactions...............27

PART IV......................................................................28

      Item 14.  Exhibits and Reports on Form 8-K.............................28

      Signatures.............................................................30

                                     PART I

ITEM 1. BUSINESS.

The company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in the sections entitled "Market Opportunity," "Competition," "Service Fulfillment Model," "Growth Strategy", and "Additional Factors That May Affect Future Results," below, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those contained in this Form 10-K report. Forward looking statements can be identified by forward looking words, such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," and "continue" or similar words.

The Netplex Group, Inc. (Netplex) is an information technology and electronic business ("e-business") services and solutions provider dedicated to helping customers capitalize on information systems designed for a connected business world. As businesses maneuver to benefit from the opportunities created by the emerging global networked economy, our services help customers leverage their information systems to gain a competitive advantage.

Netplex provides highly specialized solutions (delivered through various Specialized Practice Groups) that build, manage, and protect customers' information systems and the networks upon which they run. Each Specialized Practice Group is capable of delivering its services anywhere in the world.

We also have two business lines that combine to deliver services focused on specific geographic regions. Our System Integration (SI) units, operating from several East Coast locations, serve as "trusted information technology advisors" for a wide variety of businesses. Each SI unit offers similar network systems integration and product procurement services, yet is focused exclusively on serving its own geographic region.

Our Technical Consulting Services (TCS) units, formerly known as IT Staffing, represent our other regionally focused business line. Our three East Coast Technical Consulting Services locations draw upon an extensive central database of approximately 40,000 talented IT professionals to provide short- and long-term technical consulting solutions.

To better  capitalize  on the  inherent  synergies  of our  business  units,  we recently introduced the Netplex Service Fulfillment Model. The Service Fulfillment Model is a broad and powerful business model designed to accommodate the changing needs of the IT services industry and the technology workforce that provides its services. Delivered through our Specialized Practice Groups and regional field offices, the Service Fulfillment Model positions us to combine the reliability of a local partner with the expertise of a global specialist. Our ability to effectively combine "Specialized Expertise" with "Regional Operations" is one if Netplex's most significant differentiators.

Netplex's Contractors Resources (CR) subsidiary operates as a distinct business. CR eases administrative burdens for its members (professional independent contractors) by providing "back office" services such as tax administration, invoicing and invoice tracking, expense reimbursements, medical and dental insurance, 401(k), and pension plans, etc. Using CR to supply these services allows CR members to focus on growing their independent contractor business without incorporating.

Company Background and Development

Netplex was incorporated in 1986 in New York under the name CompLink, Ltd. In 1992, CompLink performed an initial public offering to finance an effort to develop a messaging software system. In 1996, CompLink acquired, through a reverse merger, The Netplex Group, Inc. and Contractors Resources (which was a subsidiary of America's Work Exchange, Inc.), and changed its name to The Netplex Group, Inc. (See Note 1 to financial statements for a further discussion on this merger). This merger resulted in Netplex providing new management and a revised corporate mission. Since then, we have focused on taking advantage of significant industry trends, such as the evolution of "e-business." As a result, we have attempted to grow our Specialized Practice Groups, Systems Integration units, and Technical Consulting Services businesses with an eye toward providing a full range of services and solutions that benefit organizations as they embrace the opportunities created by the emerging e-business era.

To facilitate this growth, Netplex has acquired several companies during the last two years. In 1997, we acquired Onion Peel Solutions, LLC, in Raleigh, North Carolina. In 1998, we acquired The PSS Group, Inc., Automated Business Systems of North Carolina, Inc., Kellar Technology Group, Inc., and the retail technical consulting business of Applied Intelligence Group, Inc. These businesses expanded our experience, technical staff, customer base, market exposure, revenue, and management capabilities.

How To Contact Us

On March 11, 1999, our principal executive offices and headquarters moved from McLean, Va., to 1800 Robert Fulton Drive, Second Floor, Reston, Va., 20191. To reach these offices, call us at 703-716-4777 (tel.) and 703-716-1110 (fax). Please direct all Netplex-related emails to info@netplexgroup.com or visit our web site at www.netplexgroup.com.

Market Opportunity

According to several recent reports and industry studies, the Information Technology (IT) services industry is among the fastest growing economic segments. A 1998 Legg Mason report states that the IT services market exceeded $125 billion in 19971 and International Data Corporation expects the industry to grow more than 80% by 20022. Meanwhile, demand for the technical talent needed to perform these services is increasing due to a 42% decline in computer science graduates3 coupled with only a 5.5% per year growth rate for the total U.S. IT workforce4. Technical talent has escalated in value as a result--a trend we expect to continue.

As the value of technical talent increases, we believe that the demand for Netplex's offerings--specialized IT services and capable technology consultants--will increase as well. We believe that we have positioned ourselves to take advantage of opportunities that this trend creates.

While we believe that our position within the IT services industry has been and will continue to be lucrative, we anticipate that the specific industry sector of Internet and e-business integration services will gain even more attention. Over the last two years, the demand for IT services has shifted significantly towards electronic business--the use of the Internet and related technologies to transform the way businesses operate. According to a 1998 International Data Corp. report, the Internet systems integration industry is projected to grow over 750% during the next four years5.

According to a study performed by IBM, this market is projected to reach $47 billion by the year 2002. One of the primary beneficiaries of this growth is the "e-business enabler"--the IT service provider that can make connected business information systems work to their maximum potential in the era of electronic business in the global networked economy.

To better align ourselves with the trend toward e-business solutions, we recently shifted our marketing focus towards becoming a provider of premium-level e-business-related services. Because we are already an established specialist in many of the IT services that make successful e-business implementations a reality, this shift in focus necessitates only minimal changes to Netplex's existing offerings. Further, Internet systems integration is a natural extension of Netplex's core competency in building, managing, and protecting sophisticated networked systems.

--------
1 Legg Mason Equity  Research,  Industry  Analysis on  Investing in  Information
  Technology Services, February 6, 1998

2 International Data Corporation, quoted in Red Herring, August 1998

3 Legg Mason Equity  Research,  Industry  Analysis on  Investing in  Information
  Technology Services, February 6, 1998, representing 1986 to 1995

4 Source: Bureau of Labor Statistics, U.S. - Employment Projections

5 International Data Corporation, quoted in Red Herring, August 1998

To better facilitate our migration towards becoming an e-business service industry specialist, Netplex recently announced the launch of an additional Specialized Practice Group dedicated to developing sophisticated transaction-based e-commerce systems. We believe that the new practice, which should begin operations in 1999, may extend Netplex's existing skill base, helping us better serve existing customers and generate new opportunities throughout our business lines.

Service Breakdown

As mentioned earlier, one of Netplex's primary differentiators is its ability to provide "Specialized Expertise" with "Regional Operations." By combining these directives, we are able to provide a wide variety of complementary services to customers of different sizes and in different industries. Our diverse offerings allow us to penetrate new customer accounts from any of several different "angles." Further, once we have established presence with a new customer, we strive to learn as many aspects of its business as possible, thus creating additional opportunities for our other offerings.

Each  Netplex   business  unit  is  presented  below  within  its  directive  of
"Specialized Expertise" or "Regional Operation."

Specialized Practice Groups

Netplex's high-margin Specialized Practice Groups deliver specialized solutions that build, manage, and protect customers' information systems and the networks upon which they run. Because our Specialized Practice Groups are capable of delivering their services anywhere in the world, they represent our "Specialized Expertise" directive.

E-commerce Systems (ECS)

ECS provides comprehensive, enterprise-wide design and integration consulting services that help organizations intelligently take advantage of e-commerce opportunities. ECS's experts help determine the best ways to define, create, and integrate sophisticated e-commerce initiatives such as online ordering, tracking, and transaction processing systems. The practice should begin operations in 1999.

Enterprise Systems Management (ESM)

ESM, a specialist in the areas of network, systems, and applications management, has over a decade of experience providing architectural and implementation services that manage complex networked systems. ESM specializes in service level management solutions that provide a direct correlation between management services and return on investment.

Business Protection Services (BPS)

BPS, a specialized consulting practice with information security and business continuity expertise, provides industry-leading security and contingency planning services. BPS, whose services include information security consulting, security integration, and contingency planning consulting, is a specialist in protecting a company's critical information assets.

Applied Intelligence Group (AIG)

AIG provides information technology consulting and systems integration services for the retail and distribution industry. AIG's premium-level services help customers create enterprise applications that manage the merchandise pipeline from the manufacturer to the customer.

Regional Operations

On the local level,  our Regional  Operations  comprise our Systems  Integration
(SI) and Technical Consulting Services (TCS) units. These groups, which are currently located throughout the eastern United States, use their demonstrated experience to penetrate local accounts and provide inroads for our higher-margin Specialized Practice Groups' services.

Systems Integration (SI)

SI's local offices provide reliable systems and infrastructure integration solutions, hardware and software product procurement, and support for businesses within specific geographic regions. Customers look to SI as a "trusted advisor" for all business information issues. SI offers the Netplex middle-market customer a close Information Systems partner relationship, providing an influential role in the strategy and coordination of all information technology initiatives. Often, SI will manage third-party vendors and other Netplex business units in delivering complete information solutions.

Technical Consulting Services (TCS)

TCS (formerly known as IT Staffing) provides customers with hard-to-find, top-quality talent for their projects' full life cycle. Our personal service and industry-leading database enable us to meet customers' needs in a rapidly changing environment. TCS strives to find the "perfect fit" for our customers without sacrificing the standards customers have established for their own employees.

Contractors Resources

Operating as a distinct business, Netplex's CR subsidiary provides professional independent contractors with "back office" services that eliminate the distraction and expense of tedious administrative duties, thus allowing them to focus on growing their business without incorporating. CR gives Netplex access to a fast-growing labor pool, enables us to keep a pulse on the changes in the information industry, and attracts high-level contract professionals across the United States.

Competition

Netplex competes with many regional small to large size IT services organizations that have developed a market presence in a particular geographic market or area of specialization. The larger organizations which Netplex views as its competitors include the "Big 5" consulting firms, International Network Services, Inc. (NASDAQ: INSS), companies purchased by USWeb (NASDAQ: USWB), Sapient Corporation (NASDAQ: SAPE), Proxicom, AppNet, and Cap Gemini.

Service Fulfillment Model

Netplex understands that a successful IT services organization requires more than premium-level services. It also needs an organized support structure that ensures successful project fulfillment and competent, motivated employees--regardless of shifting business requirements or technology changes. As a result, we have established the Netplex Service Fulfillment Model.

The Netplex Service Fulfillment Model is designed to accommodate the changing needs of the IT services industry and the technology workforce that provides its services. Delivered through our Specialized Practice Groups and Regional Operations field offices, the Service Fulfillment Model positions us to provide the reliability of a local partner and the expertise of a specialist.

The Service Fulfillment Model is based on a carefully planned blend of permanent Netplex technical associates (our Specialized Practice Groups and System
Integration units), as well as a vast pool of contingent technical talent (accessible through our Technical Consulting Services units and Contractors Resources). A contingent workforce means that our operational structure becomes more streamlined without sacrificing our ability to provide effective services. This boosts our flexibility in reacting to industry changes and improves our overall resource utilization. This flexibility means that we can continually reshape and refine our portfolio of core specialized services based on the changes we foresee in the IT service industry. As a result, we believe that we will be able to provide complete, ongoing, customer-tailored services and consulting, no matter which direction technology evolves.

A list of the current business units and the headings under which their financial results will now be presented is below.


Specialized Practice Groups        Regional Operations           Contractors Resources
---------------------------        -------------------           ---------------------

o  E-Commerce Systems            o  All Systems Integration      o  Contractors Resources
   (ECS)                            units
o  Applied Intelligence          o  All Technical Consulting
   Group (AIG) (Retail              Services units
   Industry Systems
   Solutions)

o  Business Protections
   Services (BPS)

o  Enterprise Systems
   Management (ESM)

Acquisitions

In order to reach critical mass and create a platform upon which we can most effectively reach our e-business leadership goals, Netplex vigorously pursued acquisitions as an avenue toward growth in 1998. During the year, Netplex acquired four companies that added significantly to Netplex's core competencies and helped position us to take advantage of a wider variety of opportunities in a greater number of locations. Netplex's 1998 acquisitions are listed below. For details concerning these mergers, please refer to the discussion in "Acquisition or Disposition of Assets" later in this document.

         The PSS Group

         In January, Netplex acquired The PSS Group, which now operates as a Technical Consulting Services unit.

         Automated Business Systems

         In June, Netplex acquired Automated Business Systems, which now operates as a Systems Integration unit for the southeast region.

         Applied Intelligence Group

         In September, Netplex acquired Applied Intelligence Group, which now operates as a Specialized Practice Group. AIG is widely recognized as the premier provider of IT consulting and solutions focused on the retail and distribution industry.

Netplex believes that 1998's acquisitions contributed to the critical mass we need to sustain profitability and represent a platform for significant growth as an e-business services specialist. With this platform in place, we anticipate that our growth will become more organic during 1999; however, we will continue to consider qualified acquisition opportunities that will help us attain leadership in the e-business integration industry.

Strategic Relationships

Netplex   understands  the  critical  importance  of  developing  and  nurturing relationships with key information industry leaders. We believe that such partnerships are essential for maintaining our position as a premium-level service provider. As technologies evolve, Netplex's ability to deliver the most advanced solutions possible depends significantly on our alliances with leading technology manufacturers. With the addition of several new strategic relationships in 1998, Netplex's major technology partners now include:


o  AT&T                                o  Lucent Technologies

o  Check Point Software                o  Microsoft

o  Cisco Systems                       o  Novell

o  Hewlett-Packard                     o  Packeteer

o  IBM                                 o  Unisys

Customers

While many of Netplex's recent contract victories have been with existing customers, the company continues to add new clients regularly. Because our diverse service offerings often target businesses of contrasting sizes and industries, Netplex's customer base includes a wide variety of companies. Our clients include Fortune 500, Fortune 1000, and middle-market firms. In addition, our customers extend into the retail, healthcare, financial services, and telecommunications industries, among others. Some of our prominent customers include:

o America Online                   o  General Electric

o Amtrak                           o  GTE

o Andersen Consulting              o  Hewlett-Packard

o AT&T                             o  Lucent Technologies

o Bankers Trust                    o  MCI Worldcom

o Brinker International            o  Mobil

o Chase                            o  New York Life

o Crabtree & Evelyn                o  Union Camp

o Deloitte & Touche                o  Unisys

o Freddie Mac                      o  The World Bank

Geographic Positioning

Netplex expanded its geographic scope significantly in 1998 and currently has 12 office locations. Of these, 11 are on the East Coast of the United States (from Connecticut to Florida) and one is in Oklahoma City, OK. Most of the offices represent points of presence for one or both of Netplex's two regionally focused business lines: Systems Integration and Technical Consulting Services. Over time, we intend to expand each regional office to include both a Systems Integration and Technical Consulting Services unit.

As discussed earlier, the Specialized Practice Groups represent the nationally focused component of Netplex's business model. While these groups can deliver services anywhere in the world, they are based in the following locations:

Applied Intelligence Group..............Oklahoma City, OK
Business Protection Services............McLean, VA
Enterprise Systems Management...........New York, NY and Raleigh, NC
E-commerce Systems......................Oklahoma City, OK

Acquisitions were primarily responsible for our geographic expansion in 1998. Netplex's purchase of Automated Business Systems (ABS) greatly increased our Systems Integration presence in the southeast region, while our purchase of The PSS Group brought our Technical Consulting Services to the Washington, D.C., metropolitan area.

In addition to the new offices introduced through our acquisitions, we also opened our Tampa, Fl., office, which offers Technical Consulting Services. Expanding our geographic reach is a Netplex priority in 1999 and beyond. We are continually assessing the most suitable areas for geographic expansion and expect to penetrate new markets when appropriate, either organically or through acquisitions.

Growth Strategy

Netplex intends to become an industry-leading provider of services and solutions that help businesses as they position themselves to succeed in the e-business era. Our Specialized Practice Groups currently offer Netplex customers a focused expertise in enterprise systems applications for the Retail and Distribution industry, network implementation and performance enhancement, information security, and Internet-based transaction processing systems development. Our geographic reach into a growing number of local markets enables Netplex to leverage our "Specialized Expertise" of these Specialized Practice Groups with "Regional Operations" to build close, long-term relationships with prospects and customers as they evolve into e-business enterprises.

Netplex plans to continue its strategy of growth in building and/or acquiring qualified organizations in new geographic regions throughout the United States. Netplex intends to continue to build or acquire additional Specialized Practices that will add core competencies in technologies and targeted industries to further enhance our collection of expertise in e-business systems. We believe that the blend of these capabilities places us in a leadership position as a leading e-business IT services and solutions provider.

As mentioned earlier, the Internet systems integration industry--the services that will make e-business a reality--is projected to grow over 750% during the next four years. By aligning our future marketing initiatives with an e-business perspective, we expect that the high growth of this industry will translate into significant growth for Netplex. As a result, Netplex's pursuit of e-business opportunities is the primary component of our growth strategy in 1999 and beyond.

Further, Netplex feels that, through its proven success of integrating acquisitions with organic growth, it has established a model through which it can deliver a full suite of quality, premium-level services while maintaining a healthy year-over-year growth rate.

Operations and Support

Despite the recent move of Netplex's headquarters from McLean, Va., to Reston, Va., many of our operations and support services are still located in our McLean office. The McLean office continues to house most of Netplex's critical information systems, including the management infrastructure for the company's Wide Area Network (WAN), the corporate web site and intranet, all electronic mail gateways, finance and accounting systems, and purchasing systems. A centralized Management Information Systems department located in the McLean office manages all of the systems.

Our marketing, legal, and human resources support services have moved to the Reston, Va., office.

During 1998, Netplex improved its financial systems by streamlining and simplifying its transaction processes. We believe that our investment in this infrastructure improvement will vastly improve the timeliness of data collection and reporting to the business units.

Intellectual Property

Netplex does not hold any patents or registered trademarks other than those of Onion Peel Solutions. However, we consider the Netplex name and our database of independent consultants to be highly proprietary.

Employees

As of March 20, 1999, we had approximately 617 full-time employees (including permanent and contract employees).

We are responsible  for, and pay the employer's  share of, Social Security taxes
(FICA), federal and state unemployment taxes, worker's compensation insurance and other costs relating to all of its employees. The suite of benefits we offer our contract employees differs from the one we offer to our permanent employees. Our Contractors

Resource's subsidiary tailors its benefits to its members, representing a third suite of benefits offered by Netplex. We believe that our relations with our employees are good.

Acquisition or Disposition of Assets

PSS

On January 30, 1998, the Company completed the purchase of all of the stock of The PSS Group, Inc. ("PSS"), the technical professional staff augmentation operations and business of Preferred Systems Solutions, Inc. ("Preferred") and formerly a wholly owned subsidiary of Preferred. In consideration for the purchase, the Company paid $300,000 at closing and on January 15, 1999 paid $300,000 in cash. The Company used working capital to finance the acquisition. The original agreement also provided that Preferred would receive additional consideration if PSS met certain operating targets. Subsequent to December 31, 1998, Preferred and Netplex amended the agreement to eliminate the additional consideration. Netplex instead agreed to purchase a split dollar life insurance policy on the life of Preferred's sole shareholder and to fund the policy with $1,700,000. The funding is paid in four equal annual premiums, and the first annual premium was paid on January 29, 1999. Under the terms of the split dollar life policy, Netplex will receive a refund of the premiums paid upon the death of Preferred's sole shareholder. The acquisition was accounted for using the purchase method of accounting.

ABS

On June 18, 1998, the Company completed the purchase of all of the stock of Automated Business Systems of North Carolina, Inc. and Kellar Technology Group, Inc. (Collectively "ABS"). In consideration for the purchase, the Company paid $200,000 and issued 450,000 shares of its Common Stock. The agreement also provides that the former shareholders of ABS will receive additional consideration (the "Earn-out") if ABS meets certain operating targets through December 31, 2000. The additional consideration will be paid one-half in cash and one-half in Common Stock. In connection with the acquisition, the Company has entered into employment agreements with certain employees of ABS. The acquisition was recorded effective June 30, 1998 using the purchase method of accounting. The results of operations for the period from June 18, 1998 to June 30, 1998 are not material and the future results of operations of ABS are included beginning effective July 1, 1998.

AIG

On October 16, 1998, the Company completed the purchase of the information technology consulting business of Applied Intelligence Group, Inc. of Oklahoma City ("AIG") effective September 1, 1998. In consideration for the purchase, the Company paid $3,000,000 and issued 643,770 shares of Class B Preferred Stock (valued at $1,000,000) at closing. The Company used working capital to finance the acquisition. Such working capital was provided by (i) an increase in the Company's line of credit from $2.0 million to $6.0 million, which credit line is based on 80% of the Company's eligible accounts receivable and (ii) certain equity instruments as further described in Note 3 to the consolidated financial statements. The Class B Preferred Stock is convertible into Common Stock of the Company at any time on a share for share basis. No dividends are payable on the Preferred Stock. The holders of the Preferred Stock have agreed not to sell or otherwise distribute their Preferred Stock or the Common Stock underlying the Preferred Stock for a period of one year. The agreement also provides that AIG will receive additional consideration (the "Earn-out") if AIG meets certain operating targets. The Earn-out will consist of (i) $1.5 million of cash if AIG achieves approximately $9 million in net profits over the six quarters beginning October 1998 and (ii) 643,700 shares of Class B Preferred Stock if AIG achieves certain net profit targets over the nine quarters beginning October 1998. The Company has paid $340,670 as of March 31, 1999 toward the Earn-out earned through December 31, 1998. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company entered into employment agreements with certain employees of AIG.

Additional Factors That May Affect Future Results

The company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in the sections entitled "Manufacturing and Suppliers," "Competition" and "Proprietary Rights and Licenses," above, the factors set forth below, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those contained in this 10-K report. Forward looking statements can be identified by forward looking words, such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words.

Failure to Successfully Integrate Newly Acquired Business. During 1998 the Company acquired substantially all of the assets of The PSS Group, Inc., Automated Business Systems of North Carolina, Inc., Keller Technology Group, Inc. and the consulting division of Applied Intelligence Group, Inc. See
"Acquisition or Disposition of Assets." The Company entered into the acquisitions with the expectation that the acquisitions would result in certain benefits for the combined businesses. Achieving the anticipated benefits of the acquisitions will depend in part upon whether certain of the other companies' business operations and their product offerings can be integrated in an efficient and effective manner. This will require the dedication of management resources that may temporarily distract attention from the day-to-day business of the Company. As of March 31, 1999, integration of facilities as well as the various functional departments has been partially accomplished. The full extent of the cost savings in operations is not known. If the integration does not result in the anticipated cost savings in operations, there may be an adverse effect on the Company's results of operations and financial condition.

Potential Fluctuations in Operating Results. The Company incurred net losses of $2.5, $2.9 and $2.0, million respectively, in the years ended December 31, 1998, 1997 and 1996. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company's quarterly operating results in the past have fluctuated and may fluctuate significantly in the future depending on such factors as the timing and delivery of significant orders and contracts, new product introductions and changes in pricing policies by the Company.

The Company's expense levels are based, in part, on its expectations of future revenues. Many of the Company's expenses are relatively fixed and cannot be changed in short periods of time. If revenue levels are below expectations, net income will be disproportionately affected because only a portion of the Company's expenses varies with its revenue during any particular quarter. In addition, the Company typically does not have a significant backlog to support more than one quarter of revenue at any particular date.

As a result of the foregoing factors and potential fluctuations in operating results, the Company believes that its results of operations in any particular quarter should not be relied upon as an indicator of future performance. In addition, in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

Dependence on Key Personnel. The Company's success depends in large part on the continued service of its key technical and senior management personnel and on its ability to attract, motivate and retain highly qualified employees.
Competition for highly qualified employees is intense, and the process of identifying and successfully recruiting personnel with the combination of skills and attributes required to execute the Company's strategies is often lengthy. Accordingly, the loss of the services of key personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in retaining its key technical and management personnel and in attracting and retaining the personnel it requires for continued growth.

Management of Growth. Although the Company streamlined its operations during 1998, the Company's long-term success will depend in part on its ability to manage growth. If the Company is unable to hire a sufficient number of employees with the appropriate levels of experience to effectively manage its growth, the Company's business, financial condition and results of operations could be materially and adversely affected.

Possible Volatility of Stock Price; Decreased Liquidity. The Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's Common Stock.

Liquidity if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. However, no assurance can be given that any such additional sources of financing will be available on acceptable terms or at all. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

ITEM 2. PROPERTIES.

The Company leases approximately 10,000 square feet of space in McLean, Va. for its corporate offices and the operations of some business units at a monthly rental rate of $16,010. The Company also leases office space in Reston, Va., New York City, Central and Western New Jersey, Raleigh and Charlotte, North Carolina, Atlanta, Georgia, Tampa, Florida, and Edmond, Oklahoma to serve as operating offices of its businesses. These leases expire on different dates from May 2000 to January 2006

Prior to the Netplex/CompLink Merger of June 1996, the Company's primary operating facility and corporate headquarters was located in Great Neck, NY. As a result of the Merger the Company's corporate offices moved from these facilities to McLean, VA. The Company settled the remaining obligation under the Great Neck office lease in March 1997 for approximately $320,000.

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company is subject to litigation in the ordinary course of business.

On September 4, 1997, Data Systems Analysts, Inc. ("DSA"), a software design and consulting company, filed a complaint against TDS and the Company, alleging copyright infringement and breach of the Company's agreement. The Complaint claims damages in excess of $300,000 plus punitive damages. The agreement included a licensing fee payable to the Company by DSA on revenue from the licensing by DSA of software purchased under the agreement. The licensing fee is payable for the three years following the effective date of the agreement at 12%, 10% and 5%, respectively. The Company has received no significant licensing fees. The case is currently in discovery. In the opinion of Management, the lawsuit has little merit, and the outcome of the pending lawsuit will not have a material adverse effect on the Company's financial condition, liquidity or the results of operations. The Company intends to vigorously defend against the lawsuit.

The Company is not currently involved in any other litigation or proceedings, which, if decided against the Company, would have a material adverse affect, either individually or in the aggregate.

The principal risks that the Company insures against are workers' compensation, personal injury, property damage, general liability, and fidelity losses. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock of the Company is traded on the NASDAQ SmallCap market ("NASDAQ") and on the Boston Stock Exchange.

In 1998, NASDAQ enacted new requirements for continued listing on NASDAQ. The Company complies with the NASDAQ requirements. However, there can be no assurance that the Company will continue to meet the applicable requirements for continued listing.

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

Price Range of Common Stock

The quotations set forth in the table reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

Fiscal 1997                                                 High        Low
-----------                                                 ----        ---
1st Quarter..............................................  $3.25       $2.75
2nd Quarter (NASDAQ SmallCap Commencing April 20)......     3.25        1.88
3rd Quarter..............................................   3.13        1.50
4th Quarter..............................................   2.94        0.75
Fiscal 1998
1st Quarter..............................................  $1.72       $0.81
2nd Quarter..............................................   1.81        1.25
3rd Quarter..............................................   1.81        1.09
4th Quarter..............................................   1.44         .88


The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings, if any, to finance future development.

As of March 20, 1999, there were approximately 185 holders of record of the Company's Common Stock. The Company believes that at such date there were in excess of 500 beneficial owners of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA
Year ended December 31

                                                                               1998       1997        1996       1995        1994
                                                                               ----       ----        ----       ----        ----

                                                                                (dollar amounts in thousands, except per share data)
Revenues                                                                    $ 61,279    $ 40,468    $ 33,525      26,782    $ 18,643
Cost of revenue                                                               49,315      35,416      30,878      23,513      16,873
                                                                            --------    --------    --------    --------    --------
Gross profit                                                                  11,964       5,052       2,647       3,269       1,770
Expenses:
        Selling, general and administrative                                   13,949       7,899       5,206       3,466       1,686
        Restructuring costs                                                      160        --          --          --          --
        Acquired in-process technology                                           250        --          --          --          --
                                                                            --------    --------    --------    --------    --------
Operating loss                                                                (2,395)     (2,873)     (2,559)       (197)         84
Other income (expense):
        Interest income (expense), net                                          (154)        (26)         33           5           8
        Other income                                                            --          --             5          23          24
                                                                            --------    --------    --------    --------    --------
Loss from continuing operations before income taxes                           (2,549)     (2,873)     (2,521)       (169)        116
Income tax (benefit) provision                                                  --           (34)         (4)         49
                                                                            --------    --------    --------    --------    --------
        Loss from continuing operations                                       (2,549)     (2,873)     (2,487)       (165)         67
Discontinued operations:                                                        --
        Loss from operations of discontinued business                           --          --        (1,332)       --          --
        Net gain from disposal                                                  --          --         1,820        --          --
                                                                            --------    --------    --------    --------    --------
Income from discontinued operations                                             --          --           488        --          --
Net income (loss)                                                           $ (2,549)   $ (2,873)   $ (1,999)   $   (165)   $     67
                                                                            ========    ========    ========    ========    ========

Basic and diluted earnings (loss) per common share
        Continuing operations                                               $  (0.31)   $  (0.46)      (0.51)      (0.05)       0.02
        Discontinued operations                                                 --          --          0.09        --          --
                                                                            --------    --------    --------    --------    --------
               Total                                                        $  (0.31)   $  (0.46)   $  (0.42)   $  (0.05)   $   0.02
                                                                            ========    ========    ========    ========    ========
        Weighted average common shares outstanding, basic and diluted          9,260       6,821       5,026       3,246       3,685
                                                                            ========    ========    ========    ========    ========
At year-end
        Total assets                                                        $ 20,651    $  6,912    $  9,889    $  7,799    $  2,592
                                                                            ========    ========    ========    ========    ========
        Stockholders' equity                                                $  6,355    $  1,331    $  3,239    $    409    $    266
                                                                            ========    ========    ========    ========    ========

                                       14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Based in Reston, Virginia with twelve offices, eleven offices throughout the eastern U.S and one office in Oklahoma City, OK, The Netplex Group, Inc., together with its wholly owned subsidiaries ("the Company" or "Netplex"), is an Information Technology (IT) and electronic business ("e-business") services and solutions provider.

The Company's operations have been concentrated on providing IT services and solutions to U.S.-based commercial organizations since the beginning of 1994.

In July 1997,  the  Company  acquired  all  membership  interests  of Onion Peel
Solutions, L.L.C. ("Onion Peel") to broaden its customer base and expand the fulfillment capacity of its Enterprise Systems Management service offerings.

In January 1998, the Company  acquired all  outstanding  stock of The PSS Group,
Inc.  ("PSS")  to  expand  its  staffing   organization  in  the  Washington  DC
metropolitan area and to broaden its customer base.

In June 1998, the Company acquired Automated Business Systems ("ABS") which expands the geographic reach of the Company's business to the Charlotte, NC; Spartanburg, SC, and Atlanta, GA markets and broadens its customer base.

In September 1998, the Company acquired certain assets of the Applied Intelligence Group ("AIG") which expands the Specialized Practice Group adding information technology consulting expertise in the retail and distribution industry and expands the Company's geographic reach into the southwest.

The Company's IT and e-business services, including the above acquisitions, fall into one of the following categories:

Specialized Practice Groups: Deliver highly specialized solutions and services that build, manage and protect customer's information systems and the networks upon which they run. These solutions and services are generally firm deliverables that can be provided anywhere in the world by Specialized Practice Groups, generally delivered on a "proposed estimate" or "fixed fee" basis. Netplex may re-sell and implement "best in class" technology products, under certification with several leading technology manufacturers in conjunction with the solutions and services.

Regional Operations: Two business lines that deliver the following solutions and services focused to specific geographic regions:

         Systems Integration: Deliver network systems integration and product procurement services delivered to a wide variety of businesses within a geographic region. These solutions and services provide customers with firm deliverables that are generally delivered on a "proposed estimate" or "fixed fee basis". Netplex may re-sell and implement `best in class" technology products under certification with several leading technology manufacturers in conjunction with the solutions and services.

         Technical Consulting Services: provides regionally focused services, drawing on a growing database of approximately 40,000 talented IT professionals to provide both short-term and long-term technical consulting services. Consulting rates vary based on the skills and experience of the consultants requested by the customer.

Contractor Resources: Provides "back office" services such as tax administration, invoicing and invoice tracking, expense reimbursements and benefits administration to contract IT professionals. These "back office" services are targeted at independent-minded IT professionals who are entrepreneurial and accustomed to the variability of contract assignments.

The results of operations for PSS, ABS, and AIG are included in the statements for operations for the year ended December 31, 1998 beginning on the effective date of their acquisitions January 1, 1998, June 30, 1998, and September 1, 1998, respectively.

The following table sets forth the revenue, gross profit, business unit expenses, and business unit income of each of the business areas for the years ended December 31, 1998, 1997, and 1996.

     Consolidated Operating Results by Business Segment
     Amounts in 000's

                                                                    Year Ended December 31,
                                                   ----------------------------------------------------------
                                                       1998               1997                  1996
                                                   ---------------------------------    ---------------------
     Revenues
          Specialized Practice Groups               $  8,385      $           3,229      $          3,358
          Regional Operations                         18,013                  5,191                 3,725
          Contractors Resources                       34,881                 32,048                26,442
                                                     ---------    -------------------    ------------------
               Revenues                               61,279                 40,468                33,525
                                                     ---------    -------------------    ------------------

     Gross profit
          Specialized Practice Groups                  4,830                  2,062                   836
          Regional Operations                          5,802                  1,894                   676
          Contractors Resources                        1,332                  1,096                 1,135
                                                     ---------    -------------------    ------------------
               Gross profit                           11,964                  5,052                 2,647
                                                     ---------    -------------------    ------------------

     Gross profit percentage
          Specialized Practice Groups                   57.6%                  63.9%                 24.9%
          Regional Operations                           32.2%                  36.5%                 18.1%
          Contractors Resources                          3.8%                   3.4%                  4.3%
                                                     ---------    -------------------    ------------------
               Gross profit percentage                  19.5%                  12.5%                  7.9%
                                                     ---------    -------------------    ------------------

     Business unit expenses
          Specialized Practice Groups                  4,584                  2,497                   657
          Regional Operations                          4,471                  2,289                 1,428
          Contractors Resources                        1,165                  1,146                  1,081
                                                     ---------    -------------------    ------------------
               Business unit expenses                 10,220                  5,932                 3,166
                                                     ---------    -------------------    ------------------

     Business unit income (loss)
          Specialized Practice Groups                    246                   (435)                  179
          Regional Operations                          1,331                   (395)                 (752)
          Contractors Resources                          167                    (50)                   54
                                                     ---------    -------------------    ------------------
               Business unit income (loss)             1,744                   (880)                 (519)
                                                     ---------    -------------------    ------------------

     Corporate expenses                                2,514                  1,502                 1,733
     Inventory write-off                                  131      -                     -
     Restructuring Costs                                 160       -                     -
     Acquired in process technology                      250       -                     -
                                                     ---------    -------------------    ------------------
          Total corporate and other costs              3,055                  1,502                 1,733
                                                     ---------    -------------------    ------------------

     EBITDA                                           (1,311)                (2,382)               (2,253)

     Interest, taxes, depreciation
          and amortization                             1,238                    491                   235
                                                     ---------    -------------------    ------------------

     Loss from continuing operations                $ (2,549)   $            (2,873)   $           (2,487)
                                                     =========    ===================    ==================

RESULTS OF OPERATIONS

1998 Compared to 1997

Revenue for the year ended December 31, 1998 increased approximately $20.8 million or 51% to approximately $61.3 million, compared to $40.5 million for the same period in 1997. This increase includes a $12.8 million or 247% increase in Regional Operations revenue, a $5.2 million or 160% increase in Specialized
Practice Groups revenue, and a $2.8 million or 9% increase in Contractors Resources revenue.

The revenue growth in 1998 includes $13.5 million of revenue contributed collectively by PSS ABS, and AIG acquired by the Company in January 1998, June 1998, and September 1998, respectively, and $7.3 million or 18% in revenue growth of the businesses owned as of December 31, 1997 ("organic growth"). The organic revenue growth in 1998 includes increased in Regional Operations, Specialized Practice Groups, and Contractors Resources revenues of $2.8 million (56%), $1.6 million (33%), and $2.9 million (9%), respectively. The organic revenue growth in the Regional Operations and Specialized Practice Groups is due primarily to increased sales volume in 1998 as compared to the same period of 1997.
The growth in Contractors Resources revenues is to due to an increase in the number of contractor members increasing sales volume and increased rates for services.

Gross Profit for the year ended December 31, 1998 increased approximately $6.9 million or 137% to approximately $12.0 million as compared to approximately $5.1 million for the same period of 1997. This increase includes an increased gross profit in Regional Operations of $3.9 million or 206%, a $ 2.8 million or 134% increase in Specialized Practice Groups and a $ 236,000 or 22% increase in Contractors Resources gross profit.

The gross profit growth includes $5.2 million of gross profit contributed collectively by PSS, ABS, and AIG acquired in January 1998, June 1998, and September 1998, respectively, and a $1.7 million increase in gross profits from businesses owned as of December 31, 1997. The growth in gross profit for the businesses owned as of December 31, 1997 includes a $1.5 million increase or 37% in Regional Operations and Specialized Practice Groups gross profit and a $236,000 increase in Contractors Resources gross profits.

Gross profit margins increased to approximately 19.5% for the year ended December 31, 1998 from 12.5% in the same period of 1997. Specialized Practice Groups gross profit margins decreased from 63.9% in 1997 to 57.6% in 1998. Regional Operations gross profit margins decreased from 36.5% in 1997 to 32.2% in 1998. Contractors Resources gross profit margins increased from 3.4% in 1997 to 3.8% in 1998. The Gross profit margin for PSS, ABS, and AIG was 39%.

The decrease in Specialized Practice Groups gross profit margins is primarily due to the higher product content in the 1998 revenues than in 1997 and increased systems implementation consulting revenue. Product revenue and systems implementation consulting revenue commands a lower gross profit margin than custom software development, high end consulting and system design work revenue, which did not grow as rapidly as the product or systems implementation consulting revenue in 1998. The Regional Operations gross profit margin decrease is due to higher growth in Technical Consulting Services than in Systems Integration. Technical Consulting Services command a lower gross profit margin than Systems Integration work. The acquisition of PSS in January 1998 and the opening of a Tampa office in April 1998 fueled the Technical Consulting Services growth. Contractors Resources achieved higher gross profit margins primarily through increased service fees to its members.

Business  unit  expenses  for  the  year  ended   December  31,  1998  increased
approximately $4.3 million or 72% to approximately $10.2 million from approximately $5.9 million for the same period of 1997. This increase includes increases in Regional Operations and Specialized Practice Groups business unit expenses of approximately $2.2 million and $2.1 million, respectively. Contractors Resources business unit expenses increased by $19,000. The increase in business unit expenses was primarily due to the acquisitions of PSS, ABS, and AIG that collectively increased business unit expenses in 1998 by $4.3 million.

Business unit income for the year was approximately $1.7 million as compared to a business unit loss of $880,000 for the same period of 1997, an improvement of approximately $2.6 million. This improvement includes increases in business unit profits from Regional Operations, Specialized Practice Groups, and Contractors Resources of $1.7 million, $681,000, and $217,000, respectively. Business unit income for PSS, ABS, and AIG accounted for $923,000 of this improvement.

Corporate expense for the year ended December 31, 1998 increased approximately $1.0 million or 67% to approximately $2.5 million from approximately $1.5 million in the same period of 1997. This increase reflects an additional investment in corporate development capability to support the growth of operations and the integration of acquisitions.

Restructuring costs of $160,000 were recorded in the year ended December 31, 1998 related to the reduction of duplicate costs and consolidation of facilities. Acquired in-process technology of $250,000 from the Company's acquisition of AIG was written-off in the 1998. The Company also wrote off $131,000 of certain software items in its inventory that became obsolete.

Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") for the year ended December 31, 1998 was a loss of approximately $1.3 million as compared to a loss of approximately $2.4 million for the same period of 1997, an improvement in EBITDA of $1.1 million. The components of this improvement are discussed above.

Depreciation, amortization, and interest expense for the year ended December 31, 1998 increased approximately $747,000 to approximately $1.2 million from approximately $491,000 for the same period of 1997. This increase is principally due to increased amortization and depreciation from the acquisitions of PSS, ABS, and AIG and increased borrowings under the Company's line of credit facility to support growth for the year ended December 31, 1998.

Due to the generation of net losses, no provision or benefit for income taxes was required for either the year ended December 31, 1998 or 1997.

The net loss decreased approximately $325,000 to approximately $2.5 million from approximately $2.9 million in the same period of 1997. The components of this improvement are discussed above.

1997 Compared to 1996

Revenue for the year ended December 31, 1997 increased approximately $6.9 million or 21% to approximately $40.5 million, as compared to $33.5 million for the same period of 1996. This increase includes a $5.6 million or 21% increase in Contractors Resources revenue, $1.5 million or 39% increase in Regional Operations revenue, partially offset by a decrease of $129,000 (or 4%) in Specialized Practice Groups revenue.

The revenue growth in Contractors Resources is principally due to an increase in the number of contractor members working through Contractors resources. The revenue growth in Regional Operations was generated by increased sales volume of the Technical Consulting Services (formerly IT staffing). The $129,000 decrease in Specialized Practice Groups includes a $1.1 million decrease in revenue from Specialized Practice Groups owned by the Company at December 31, 1996, offset in part by a $1.0 million increase in revenue generated by Onion Peel Solutions which was acquired by the Company in July 1997. The $1.1 million decrease in revenues from Specialized Practice Groups owned by the Company in 1996 is due to a decline in computer product resales volume in 1997 when compared to the same period of 1996.

Gross Profit for the year ended December 31, 1997 increased approximately $2.4 million or 91% to approximately $5.1 million as compared to approximately $2.6 million for the same period of 1996. This increase includes an increase of $1.2 million or 147% in Specialized Practice Groups gross profit, and an increase of $1.2 million or 180% increase in Regional Operations gross profit, offset by a $39,000 or 3% decrease in Contractors Resources gross profit. The increased Specialized Practice Groups gross profit, which includes a $500,000 increase in gross profit generated by Specialized Practice Groups that were owned by the Company at December 31, 1996, is due to a shift in the revenue mix to a higher proportion of pure services revenue than in the same period of 1996. The increased Specialized Practice Groups gross profits also include approximately $700,000 in gross profits generated by Onion Peel, which was acquired in July 1997. The increase in Regional Operations Gross profits is due principally to the revenue growth from the Technical Consulting Services Group. The decrease in the Contractors Resources gross profit is due primarily to discounting service rates to increase the number of contractor members and increase revenue volume.

Gross Profit margin increased to approximately 12.51% for the year ended December 31, 1997, from approximately 7.9 % for the same period of 1996. Specialized Practice Groups gross profit margins increased from 24.9% in 1996 to 63.9% in 1997. Regional Operations gross profit margins increased from 18.1% in 1996 to 36.5% in 1997. Contractors Resources gross profit margins declined slightly, from 4.3% in 1996 to 3.4% in 1997.

The Specialized Practice Groups gross profit growth in 1997 is due to the shift to a higher proportion of pure services revenue generated by the Specialized Practice Groups that the Company operated at December 31, 1996.

Onion Peel (acquired in July 1997) contributed gross profit margins of approximately 80% on revenues it produced during 1997. The increase in Regional Operations gross profit margin is primarily due to the growth in Technical Services Group revenue.

Business  unit  expenses  for  the  year  ended   December  31,  1997  increased
approximately $2.8 million or 87% to approximately $5.9 million from approximately $3.1 million for the same period of 1996. This increase includes increases in Specialized Practice Groups, Regional Operations, and Contractors Resources business unit expenses of approximately $1.8 million, $861,000, and $65,000, respectively. The increase in Specialized Practice Groups business unit expenses of $1.8 million is principally due to expansion of the sales force and the hiring of additional practice management technical staff and related training expenditures to pursue and prepare for prospective engagements. The Specialized Practice Groups increase also includes $420,000 of business unit expenses for Onion Peel (acquired in July 1997). The Regional Operations business unit expense increase is principally due to the expansion of the sales and recruiting forces in the Technical Consulting Group. The increase in business unit expenses for Contractors Resources is principally due to the expansion of its administrative workforce.

The business unit income for the year ended December 31, 1997 was a loss of approximately $880,000 as compared to an operating business unit loss of $519,000 for the same period of 1996, an increased loss of $361,000. This increase includes increased business unit losses from Specialized Practice Groups and Contractors Resources of $213,000 and $104,000, respectively, partially offset by a reduction in business unit loss of $357,000 for Regional Operations. Onion Peel contributed $489,000 of business unit income in 1997.

Corporate expense for the year ended December 31, 1997 decreased approximately $231,000 or 13% to approximately $1.5 million from approximately $1.7 million when compared to the same period of 1997. This decrease resulted from the Company's reduction of duplicate corporate and central support infrastructure and related professional fees that occurred after the merger with CompLink in June 1996.

Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") for year ended December 31, 1997 was a loss of $2.4 million as compared to a loss of approximately $2.3 million for the same period of 1997, an additional loss of approximately $100,000. The components of this additional loss are discussed above.

Depreciation, amortization, and interest expense for the year ended December 31, 1997 increased approximately $256,000 to approximately $491,000 from approximately $235,000 for the same period of 1997. This increase is principally due to increased borrowings under the Company's line of credit facility during the year ended December 31, 1997 as compared to the same period of 1996, and to the increased depreciation and amortization from assets acquired in the acquisition of Onion Peel.

The loss from continuing operations increased approximately $386,000 to approximately $2.9 million compared to loss from continuing operations of approximately $2.5 million in the same period of 1996. The components of the increased loss are discussed above.

As a result of the net loss from continuing operations no provision or benefit for income taxes was required for the year ended December 31, 1997. In 1996, the Company recorded a $34,000 income tax benefit generated from a change in the deferred tax asset valuation allowance.

Income from discontinued operations of approximately $488,000 in 1996 resulted from the Company's discontinuance of its software development and distribution business. This income includes a gain from the disposal of the business of approximately $1.8 million resulting primarily from the sale of the Worldlink product technology to XcelleNet, Inc., offset by losses of approximately $1.3 million from the operations of this business from the date of acquisition in the merger with CompLink (June 1, 1996 for accounting purposes) through the disposal date.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash and cash equivalents of $870,465. The Company had $4,041,000 outstanding on its line of credit facilities and had long term capital lease obligations of $57,901.

The following increased the Company's liquidity and capital resources:

For the year ended December 31, 1998 the Company's cash increased by $518,000. This increase is comprised of cash used in operating activities of approximately $4,655,000, cash used in investing activities of approximately $3,722,000 and cash provided by financing activities of approximately $8,894,000.

As of December 31, 1998, the Company maintains a line of credit with a bank that allows the Company to borrow the lesser of $6,000,000 or 80% of eligible accounts receivable. Advances against this line of credit bear interest at 0.75% over the bank's prime rate and require the Company to maintain certain financial covenants. The Company was not in compliance with certain covenants and has obtained a waiver from the bank as of December 31, 1998. The Company had borrowings of $4,041,000 under the line of credit as of December 31, 1998. As of April 5, 1999 the Company had net availability of $1,846,000 under the line. This line of credit expires on July 1, 2000.

The Company also had a line of credit facility with a bank that it acquired in the PSS acquisition (the "PSS line of credit"). The Company retired the PSS line of credit in April 1998 and repaid the outstanding balance of approximately $803,000.

In January 1998, the Company completed the purchase of all of the stock of PSS. In June 1998 the Company completed the purchase of all of the stock of ABS.
Effective September 1, 1998 the Company acquired certain assets of AIG. See additional discussion of the PSS, ABS, and AIG acquisitions in Note 1 -Acquisitions.

Capital expenditures for the year ended December 31, 1998 were approximately $448,000. Cash paid in the acquisitions of ABS, AIG, and PSS; net of cash acquired totaled approximately $3,339,000.

Between January 1, 1998 and December 31, 1998, the Company has raised additional equity totaling $6,347,000, as follows:

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

On April 26, 1998, the Company raised $150,000 of financing in a private placement with accredited investors. The Company issued non-registered shares of Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.50 per share.

On April 27, 1998, the Company raised $48,125 of financing in a private placement with accredited investors. The Company issued non-registered shares of Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.375 per share.

On August 28, 1998, the Company raised $592,000 of financing in a private placement with accredited investors. The Company issued non -registered shares of Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.3125 per share.

On September 28, 1998, the Company completed the sale of 1,700 units of a Private placement, totaling $1.5 million ($1.3 million net of expenses). See additional discussion in Note 3- Equity Financings.

On September 30, 1998, the Company completed the sale of 1,500,000 shares of its Class C, 9.9% Preferred Stock for $1.5 million ($1.4 million net of expenses) and warrants to acquire up to 550,000 shares of common stock based on certain conditions. See additional discussion in Note 3 -Equity Financings.

Based on the Company's current operating plan, the Company believes that the cash generated from operating activities, coupled with borrowings on its line of credit facility which was expanded from $2.0 million to $6.0 million in September 1998, will be sufficient to meet the anticipated needs for working capital and capital expenditure for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity needs, the Company may seek to obtain additional capacity on its line of credit, sell convertible debt securities or sell additional equity securities. However, no assurances can be given that any such addition financing sources will be available on acceptable terms or at all. The sale of convertible debt securities or additional equity securities could result in additional dilution to the Company's stockholders. The Company has no current plans, agreements, and commitments and is not engaged in any negotiations with respect to such transactions.

The proceeds of these equity financings have been used to finance acquisitions and to provide additional corporate working capital.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four- digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

The Company's vendors, customers, suppliers, and service providers are under no contractual obligation to provide Year 2000 information to the Company. Generally, the Company believes its key internal software systems are either compliant, the vendors claim compliance, or the problems can be corrected by purchasing small amounts of hardware, software or software upgrades, where necessary. The Company is also continuing its assessment of the readiness of external entities, such as subcontractors, suppliers, vendors, and service providers that interface with the company.

Based on its assessments and current knowledge, the Company believes it will not, as a result of the Year 2000 issue, experience any material disruptions in internal processes, information processing or services from outside relationships. The Company presently believes that the Year 2000 issue will not pose significant operational problems and the Company will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition. The most likely risks to the Company from Year 2000 issues are external, due to the difficulty of validating all key third parties' readiness for Year 2000. The Company has sought and will continue to seek confirmation of such compliance and seek relationships, which are compliant.

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

The Company believes that all of its network management software products (America, Productivity Series, Network Data Collector, ROVE, and ROVE Motif) will properly process/utilize dates beyond December 31, 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item. The Company's obligations under its line of credit are short-term in nature with an interest rate which approximates the market rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements listed in the accompanying index to Consolidated Financial Statements on Page F-1 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the ages of the Executive Officers and the members of the Board of Directors and the positions they hold with The Netplex Group, Inc., a New York Corporation (the "Company"):


        Name                 Age                     Position
        ----                 ---                     --------


Gene Zaino                    41        President, Chief Executive Officer and
                                        Chairman
Robert Skelton                37        Vice President - Corporate Development,
                                        General Counsel and Secretary
Walton E. Bell, III           57        Chief Financial Officer and Treasurer
Frank Lagattuta               55        Chief Operating Officer
Richard Goldstein (1) (2)     52        Director
Steven Hanau (1)              54        Director
J. Alan Lindauer              59        Director
Deborah Novick (2)            34        Director


(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

Gene Zaino has been a Director of the Company since August 1995 and became its Chief Executive Officer and Chairman upon completion of the merger with Netplex in June 1996. From November 1995 through the completion of the merger, Mr. Zaino functioned in the capacity of Chief Executive Officer. Mr. Zaino started his career at KPMG L.L.P. in 1980. He was a founding principal of a subsidiary of Evernet Systems, Inc., which was acquired by Control Data Systems, Inc. in 1993. In January 1994, Mr. Zaino developed the business plan that led to the formation of Netplex. Mr. Zaino is a graduate of the University of Pennsylvania's Wharton School of Business and is a Certified Public Accountant.

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

Walton E. Bell, III joined the Company in June 1998 as its Chief Financial Officer and became its Treasurer in August 1998. Prior thereto, he was the Chief Financial Officer of Boat US from 1995 to 1998. Prior thereto, Mr. Bell was the Chief Financial Officer of A.J. Dwoskin & Associates, Inc. from 1993 to 1995. From 1987 to 1993, Mr. Bell was the Chief Executive Officer of Sector Technology, Inc. Mr. Bell also spent 22 years with Arthur Andersen (from 1966 to
1987) achieving partner status and establishing a microcomputer-consulting group. Mr. Bell holds a Bachelor of Science Degree in Accounting from Abilene Christian College in Abilene, Texas, and is a Certified Public Accountant.

Frank Lagattuta has been a Director of the Company since September 1997 and became its Chief Operating Officer in June 1998. Mr. Lagattuta served as the President and Chief Operating Officer of CompuLaw, Ltd. of Los

Angeles from 1996 until June 1998. Prior thereto, he was the Vice President of Sales and Marketing for Saft America, Inc. from 1993 to 1996. Mr. Lagattuta was the Vice President of Sales and Marketing for BISS Sales, Inc., from 1991 to 1993 and he served as the Executive Vice President of Sales and Marketing for Evernet Systems, Inc., from 1989 to 1991. Mr. Lagattuta also was employed in several management positions by Xerox Corporation from 1973 to 1989 and served as the President of Xerox Computer Services from 1987 to 1989. Mr. Lagattuta holds a Bachelor of Science degree in Accounting from Canisius College and a Master of Business Administration in Finance and Accounting from the University of Southern California.

Deborah Novick has been a Director of the Company since August, 1995 and has served in a variety of capacities at GKN Securities Corp., a New York-based investing banking company, since August 1992, including most recently Senior Vice President -- Investment Banking. Prior thereto, Ms. Novick was a Senior Analyst with Value Line, Inc., from August 1989 until August 1992. Ms. Novick holds a Bachelor of Science degree from Cornell University.

Richard Goldstein has served as a Director of the Company since July 1996. Mr. Goldstein has been a Partner of Tocci, Goldstein and Company, L.L.P., a New York City-based C.P.A. firm since 1992. Prior thereto, Mr. Goldstein was a Tax Partner with KPMG LLP. Mr. Goldstein holds a Bachelor of Business Administration in Accounting and Master of Business Administration in Taxation from the City University of New York and is a Certified Public Accountant.

J. Alan Lindauer became a Director of the Company in November 1998. Mr. Lindauer has also been serving as a Director of Waterside Capital Corporation since July 1993 and was named as its President and Chief Executive Officer in March 1994. Mr. Lindauer has also served as President of JTL, Inc., since 1986. Also since 1986, Mr. Lindauer has served as a Director of Commerce Bank of Virginia. In 1963, Mr. Lindauer started Minute-Man Fuels and managed the Company until 1985. Mr. Lindauer holds a Bachelor of Business Administration in Accounting and a Master of Business Administration from Old Dominion University. He is a Certified Management Consultant.

Steven Hanau became a Director of the Company in July 1998. Mr. Hanau has served as President of Enterprise Services at Wang Global since August 1996. Prior thereto, Mr. Hanau spent eight years at I-NET, becoming its President of Enterprise Services until Wang Global acquired I-NET. Prior thereto, Mr. Hanau spent twenty two years in the U.S. Army, holding high level positions with the Army Chief of Staff and the Office of the Secretary of Defense. Mr. Hanau holds a degree from the United States Military Academy and earned advanced degrees in operations research from Stanford University and in business administration from Long Island University.


ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid Gene Zaino, the President and Chief Executive Officer of the Company, and all compensation paid to Robert Skelton, Vice President - Corporate Development, General Counsel, and Secretary of the Company. In June 1996, the Company merged with the Netplex and America's Work Exchange ("AWE"), compensation paid for periods prior to June 1996 constitutes compensation paid by Netplex or AWE. The Company had no executive officer, other than Mr. Zaino and Mr. Skelton, whose salary exceeded $100,000 for year ended December 31, 1998. The total compensation paid to all executive officers of the Company in the year ended December 31, 1998, was $380,721.


                           Summary Compensation Table
                                                                                       Long-Term
                                            Annual Compensation                       Compensation

                                                                                         Awards
                                           ----------------------------------------   -------------
                                                                                         Securities

Name and Principal Position    Fiscal      Salary($)      Bonus($)   Other Annual        Underlying           All Other
---------------------------                ---------     --------
                                Year                                 Compensation($)     Options(#)           Compensation($)
                                ----                                 ---------------     ----------           ---------------
Gene Zaino, President(1)        1998        $140,747         -             -                 -                 $ 15,000
                                1997        $130,000         -             -           600,000 (3)             $  4,563
                                1996        $116,423         -             -                  -                $ 27,125 (2)
Robert Skelton, Secretary       1998        $101,988         -             -                  -                $ 11,000
                                1997        $100,000         -             -             70,000 (3)            $  2,903
                                1996        $ 32,731         -             -             50,000 (3)            $  2,000

-----------------------
(1) Mr. Zaino is employed under an employment agreement pursuant to which he is paid a base salary of $163,000 per annum. See "Executive Compensation -- Employment and Related Agreements."

(2) Mr. Zaino received $5,425 per month from December 1995 through May 1996 pursuant to a consulting agreement with the Company

(3) Options to purchase 600,000 shares issued to Mr. Zaino in 1995 under the Employee Stock Option Plan were canceled in December 1997. Options to purchase 600,000 shares were thereafter issued to Mr. Zaino at a lower exercise price. None of Mr. Zaino's options have been exercised and 300,000 are vested as of December 31, 1998. Options to purchase 70,000 shares granted to Mr. Skelton in 1996 and 1997 under the Employee Stock Option Plan were canceled in December 1997 and options to purchase 70,000 shares were granted thereafter to Mr. Skelton at a lower exercise price. None of Mr. Skelton's options have been exercised and 35,000 shares are vested as of December 31, 1998. Mr. Skelton's employment with the Company commenced in 1996.

Stock Option Grants

The following table sets forth further information with respect to options granted to Messrs. Zaino and Skelton:


     Name        Number of    Percent of         Per Share     Expiration Date
                 Securities  Total Options    Exercise Price
                 Underlying   Granted to
                  Options    Employees in
                  Granted     Fiscal Year
--------------  -----------  --------------   ---------------  -----------------
Gene Zaino        600,000         0%              $0.97        December 20, 2007
Robert Skelton     70,000         0%              $0.97        December 20, 2007

Fiscal Year End Option Values

Mr. Zaino and Mr. Skelton exercised no options in the fiscal year ended December 31, 1998. The following table sets forth certain information regarding the options held by Mr. Zaino and Mr. Skelton at December 31, 1998.

          Aggregate Option Exercises and Fiscal Year-end Option Values

                       Number of Securities
                            Underlying                Value of Unexercised
                      Unexercised Options at               Options at
                       December 31, 1998(1)          December 31, 1998($)(1)
                    -----------------------------  ---------------------------
      Name          Exercisable     Unexercisable  Exercisable   Unexercisable
      ----          -----------     -------------  -----------   -------------
Gene Zaino           300,000          300,000        $27,900       $27,900
Robert Skelton        35,000           35,000         $3,255        $3,255
--------------

(1) At December 31, 1998 the closing price of the Company's Common Stock as reported by the NASDAQ was $1.063.

Employment and Related Agreements

Mr. Zaino is employed under a three-year employment agreement, effective as of June 7, 1996, pursuant to which he is paid a base salary of $163,000 per annum, subject to increase by the Company's Board. Mr. Zaino may also receive an annual bonus at the sole discretion of the Company's Board, based upon the financial and operating performance of the Company. Mr. Skelton is paid a base salary of $110,000. Mr. Skelton may also receive an annual bonus at the sole discretion of the Company's President.

The Company has key-person life insurance in the amount of $1 million on the life of Mr. Zaino.

Directors' Compensation

Directors receive no fees or other compensation for attendance at meetings of the Company's Board.

The Company has created the 1995 Directors' Stock Option Plan (the "Directors' Plan") pursuant to which any Director of the Company who is not a full or part-time employee of the Company may be eligible to participate in the Directors' Plan. To date, options to purchase 90,000 shares at exercise prices ranging from $1.06 to $3.56 per share have been granted to Directors.

Board of Directors Interlocks and Insider Participation

The Company's Board has a Compensation Committee consisting of Mr. Goldstein and Mr. Hanau and an Audit Committee consisting of Mr. Goldstein and Ms. Novick and, except as set forth in detail in Certain Relationships and Related Transactions, there are no Board of Directors interlocks.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning ownership of the Company's Common Stock, as of March 31, 1999, by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each nominee for Director, each executive officer, and by all directors and executive officers of the Company as a group.



    Name of Beneficial Owner                   Number of Shares of Common Stock
                                                      Beneficially Owned
                                                            (1)
                                                 Number             Percent
                                                 ------             -------
Gene Zaino                                   1,638,350(2)           15.5%
Zanett Lombardier, Ltd.                      1,076,040(3)            9.5%
The viaLink Company                            643,770               6.3%
The Estate of John Thompson                    585,716(4)            5.5%
Waterside Capital Corporation                        0(10)            *
Goldman Sachs Performance Partners LP          591,444(9)            5.5%
Deborah Novick                                  16,250(5)             *
Richard Goldstein                               30,000(6)             *
J. Alan Lindauer                                     0                --
Frank Lagattuta                                 15,500(6)             *
Walton E. Bell, III                               0(7)                --
Robert Skelton                                  35,103(8)             *


Steve Hanau                                     15,000                *

All directors and
   Executive officers as a                   1,757,703(11)          16.5%

   Group(8 persons)
___________________
*  Less than 1%.

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

Includes 338,420 shares of Common Stock, subject to options or warrants.

(2)  Includes 1,065,836 shares of Common Stock subject to warrants.

(3)  Includes 385,194 shares of Common Stock subject to options or warrants.

(4)  Consists of 16,250 shares of Common Stock subject to options or warrants.

(5)  Includes of 7,500 shares of Common Stock subject to options.

(6) Started July 1, 1998 and has 100,000 shares of Common Stock subject to option, none vested.

(7)  Consists of 35,000 shares of Common Stock subject to options.

(8) Consists of a prepaid warrant currently convertible to 539,310 common shares and an incentive warrant for 52,134 common shares.

(9) Waterside Capital Corporation owns 1,500,000 shares of Class C Preferred Stock which is convertible upon the earlier of a change in control or September 30, 2003 at 25% of market at the time of conversion, 90,000 consultants stock options, and 150,000 incentive warrants.

(10) Includes 507,361 shares of Common Stock subject to options or warrants.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Ms. Novick, who is presently a director of the Company, is a Senior Vice President of GKN Securities Corp., the Placement Agent of the 1996 Private placement of $3,500,000 Class A Convertible Preferred Shares consummated by the Company in 1996. The Company paid GKN Securities Corp. $432,500 in fees associated with the completion of this transaction.

Mr. Lindauer, who is presently a director of the Company, is a Director of Waterside Capital Corporation as well as its President and Chief Executive Officer. Waterside Capital Corporation is a holder of class C preferred shares and also lent the Company $800,000 under a subordinated note in 1999.

Please refer to Note 14 of the Notes to Consolidated Financial Statements regarding related party transactions.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements and Schedules. The following financial statements are included herein:

                                                                            Page
                                                                            ----
         Independent Auditor's Report................................        F-2
         Consolidated Balance Sheets as of December 31, 1998 and 1997        F-3
         Consolidated Statements of Operations for the years ended
               December 31, 1998, 1997 and 1996......................        F-4
         Consolidated Statements of Stockholders' Equity for the years
               ended December 31, 1998, 1997 and 1996................        F-5
         Consolidated Statements of Cash Flows for the years ended
               December 31, 1998, 1997 and 1996......................        F-8
         Notes to Consolidated Financial Statements..................        F-9


     2. Consolidated Financial Statement Schedules

The following consolidated financial statement schedule of the Company for each of the years ended December 31, 1998, 1997, and 1996 is filed as part of this Form 10-K, and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto of the Company.

                  Schedule II -- Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

     3. Exhibits



     Exhibit                           Description of Document
     Number
        2.1 Agreement and Plan of Reorganization and Merger dated as of November 20, 1995, by and among The Netplex Group, Inc., America's Work Exchange, Inc. and the Company.**
        3.1          The   Company's   Amended  and  Restated   Certificate   of
                     Incorporation.***
        3.2          The Company's By-laws.**
        3.3 Amendment to the Company's Amended and Restated Certificate of Incorporation.*
        4.1          Form of Common Stock Certificate.***
        4.5 Form of Warrant issued to investors in connection with 1992 bridge financing.***
        4.6 Form of Unit Purchase Option granted to the Underwriter of the Company's initial public offering.**
        4.7          Form of  Purchase  Option  granted  to  Placement  Agent in connection with the 1996 Private Placement.*****
        4.8          Form of Warrant issued in connection  with the 1996 Private
                     Placement.****
        4.9          Certificate of Designation for the Preferred Stock.****
        4.10 Form of Prepaid Warrant issued to Purchasers in Private 1998 Placement******
        4.11 Form of Incentive Warrant issued to Purchasers in 1998 Private Placement******
        10.5         1992 Incentive and Non-Qualified Stock Option Plan.**
        10.6         Amendment to 1992 Incentive and Non-Qualified  Stock Option
                     Plan.**
        10.9 Form of Indemnification Agreement between the Officers and Directors of the Company and the Company.**

        10.10        1995 Directors' Stock Option Plan.*****
        10.11        1995 Consultant's Stock Option Plan.*****
        10.12        Employment Agreement between the Company and Gene Zaino.*
        10.13        Agreement by and among XcelleNet,  Inc., The Netplex Group,
                     Inc.  and  Technology   Development  Systems,   Inc.  dated
                     November 5, 1996******
        23           Consent of KPMG LLP.******
        27           Financial Data Schedule.******

    (b)     The  Company  filed  one  report  Form  8-K/A in the  quarter  ended
            December 31,  1998,  under Item 2  Acquisition  and  Disposition  of
            Assets.

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



                                           The Netplex Group, Inc.

                                           By: /s/   Gene Zaino
                                               -------------------------------

                                           Gene Zaino

                                                Chairman, President and C.E.O.



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                   Title                       Date
               ---------                   -----                       ----
/s/   Gene Zaino                  Chairman, President and        April 20, 1999
------------------------------    Chief Executive Officer
       Gene Zaino                 [Principal Executive Officer]

/s/   Walton E. Bell, III         Chief Financial Officer        April 20, 1999
------------------------------    and Treasurer [Principal
       Walton E. Bell, III        Financial Officer]

/s/   Neil Luden                  Vice President & Director      April 20, 1999
------------------------------
       Neil Luden

/s/   Richard Goldstein           Director                       April 20, 1999
------------------------------
       Richard Goldstein

/s/   Frank C. Lagattuta          Director                       April 20, 1999
------------------------------
       Frank C. Lagattuta

/s/   Deborah Novick              Director                       April 20, 1999
------------------------------
       Deborah Novick

/s/   Steven Hanau                Director                       April 20, 1999
------------------------------
       Steven Hanu

                                                                     SCHEDULE II

                             THE NETPLEX GROUP, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                   Balance at     Additions
                                  beginning of   charged to                         Balance at end
                                     period      operations   Write-offs    *Other   of period
                                     ------      ----------   ----------    ------  --------------

Allowance for doubtful accounts

Year Ended:
December 31, 1996                  $       46    $ 140        $       (9)   $  -    $      177
                                   ==========    ==========   ==========    ======  ==========
December 31, 1997                         177            (8)         (36)      -           133
                                   ==========    ==========   ==========    ======  ==========
December 31, 1998                  $      133    $      456   $     --      $ 256   $      589
                                   ==========    ==========   ==========    ======  ==========


*Amounts represents allowance for bad debts on acquired accounts receivable.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
         Independent Auditors' Report................................        F-2
         Consolidated Balance Sheets as of December 31, 1998 and 1997        F-3
         Consolidated Statements of Operations for the years ended
               December 31, 1998, 1997 and 1996......................        F-4
         Consolidated Statements of Stockholders' Equity for the years
               ended December 31, 1998, 1997 and 1996................        F-5
         Consolidated Statements of Cash Flows for the years ended
               December 31, 1998, 1997 and 1996......................        F-8
         Notes to Consolidated Financial Statements..................        F-9

                          Independent Auditors' Report



Board of Directors and Stockholders
The Netplex Group, Inc.:



We have audited the accompanying consolidated balance sheets of The Netplex Group, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement Schedule II - Valuation and Qualifying Accounts, for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Netplex Group, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                  /s/ KPMG LLP



McLean, Virginia
April 19, 1999

             THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND 1997

                            Assets                                                         1998                1997
                                                                                      --------------    ------------------
Current assets:
     Cash and cash equivalents                                                        $    870,465        $      353,005
     Accounts receivable, net of allowance for doubtful
          accounts of $589,000 and $133,000, respectively                               11,654,743             4,133,148
     Prepaids and other current assets                                                     523,480               432,842
                                                                                      --------------    ------------------
         Total current assets                                                           13,048,688             4,918,995
                                                                                      --------------    ------------------

     Property and equipment, net                                                         1,704,975               952,546
     Employee notes receivable                                                             248,762               193,464
     Other assets                                                                          213,174                82,738
     Acquired software, net                                                              1,091,624               418,225
     Fulfillment data base, net                                                            797,148                -
     Other acquired intangible assets, net                                               1,773,333                -
     Goodwill, net                                                                       1,772,919               346,529
                                                                                      --------------    ------------------
         Total assets                                                                 $ 20,650,623        $     6,912,497
                                                                                      ==============    ==================

               Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                 $  2,545,730        $      567,805
     Line of credit                                                                      4,041,000             1,316,300
     Notes payable                                                                         300,000                -
     Accrued expenses and other current liabilities                                      6,418,326             3,383,024
     Obligation under capital lease, current portion                                        97,315                96,073
     Deferred revenues                                                                     835,827               109,497
                                                                                      --------------    ------------------
         Total current liabilities                                                      14,238,198             5,472,699
     Capital lease obligations, net of current portion                                      57,901               109,096
                                                                                      --------------    ------------------
         Total liabilities                                                              14,296,099             5,581,795
                                                                                      --------------    ------------------

Stockholders' equity:
     Class  A  Cumulative   Preferred  Stock:   $.01  par  value;
         liquidation  preference  of $4.00 per share for 1998 and
         1997 and unpaid dividends of $267,004;
         2,000,000  authorized,  987,753 shares outstanding
         in 1998 and 1,062,500 shares in 1997                                                9,875                10,625
     Class  B  Preferred  Stock:  $.01  par  value;   liquidation
         preference  of $3.50 per  share;  1,500,000  authorized,
         643,770  shares   outstanding  in  1998  and  no  shares
         outstanding in 1997                                                                 6,438                 -

     Class  C   Cumulative   Preferred   Stock: $.01  par  value;
         liquidation  preference  of $3.99 per  share; and unpaid
         dividends of $37,500; 2,500,000 authorized;  1,500,000 share
         outstanding in 1998 and no shares outstanding in 1997                              15,000                 -
     Common  Stock  $.001  par  value:   40,000,000   authorized;
         10,204,735  shares  outstanding  in 1998  and  7,470,370
         shares in 1997                                                                     10,204                 7,470
     Additional paid in capital                                                         13,821,531             6,272,407
     Accumulated deficit                                                                (7,508,524)           (4,959,800)
                                                                                      --------------    ------------------
     Commitments and contingencies
         Total stockholders' equity                                                      6,354,524             1,330,702
                                                                                      --------------    ------------------
         Total liabilities and stockholders' equity                                  $  20,650,623        $    6,912,497
                                                                                      ==============    ==================



  See accompanying notes to consolidated financial statements.

             THE NETPLEX GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
           YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                               1998                  1997                  1996
                                                                               ----                  ----                  ----

Revenues
    Services                                                               $ 55,872,750          $ 39,394,880          $ 31,364,225


    Product                                                                   5,406,410             2,073,254             2,160,454

                                                                           ------------          ------------          ------------
                                                                             61,279,160            40,468,134            33,524,679
                                                                           ------------          ------------          ------------

Cost of revenues
    Services                                                                 45,419,944            34,291,908            29,028,743
    Product                                                                   3,894,757             1,123,736             1,849,423
                                                                           ------------          ------------          ------------
                                                                             49,314,701            35,415,644            30,878,166
                                                                           ------------          ------------          ------------
Gross profit                                                                 11,964,459             5,052,490             2,646,513

Operating expenses
    Selling, general and administrative expenses                             13,949,309             7,899,756             5,205,906
    Restructuring costs                                                         160,000                  --                    --
    Acquired in-process technology                                              250,000                  --                    --
                                                                           ------------          ------------          ------------
    Operating expenses                                                       14,359,309             7,899,756            5,205,9061

    Operating loss                                                           (2,394,850)           (2,847,266)           (2,559,393)

Other income (expense)
    Interest income (expense), net                                             (153,874)              (26,337)               33,119
    Other income                                                                   --                    --                   4,808
                                                                           ------------          ------------          ------------
                                                                               (153,874)              (26,337)               37,927

Loss from continuing operations
    before income taxes                                                      (2,548,724)           (2,873,603)           (2,521,466)

Income tax provision(benefit)                                                      --                    --                 (34,000)
                                                                           ------------          ------------          ------------

    Net loss from continuing operations                                      (2,548,724)           (2,873,603)           (2,487,466)
                                                                           ------------          ------------          ------------

Discontinued Operations
    Loss from operations of discontinued business                                  --                    --              (1,332,050)

    Net gain from disposal                                                    1,820,129
                                                                           ------------          ------------          ------------

    Income from discontinued operations                                            --                    --                 488,079
                                                                           ------------          ------------          ------------

    Net loss                                                               $ (2,548,724)         $ (2,873,603)         $ (1,999,387)
                                                                           ============          ============          ============

Basic and diluted earnings (loss) per common share:
    Continuing operations                                                  $      (0.31)         $      (0.46)         $      (0.51)
    Discontinued operations                                                        --                    --                    0.09
                                                                           ------------          ------------          ------------
     Total                                                                 $      (0.31)         $      (0.46)         $      (0.42)
                                                                           ============          ============          ============
Weighted average common shares outstanding
     basic and diluted                                                        9,259,599             6,820,863             5,026,306
                                                                           ============          ============          ============


  See accompanying notes to consolidated financial statements.

             THE NETPLEX GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           Class A Cumulative              Class B               Class C Cumulative
                                                              Convertible                Convertible                 Convertible
                                                            Preferred Stock           Preferred Stock             Preferred Stock
                                                        ------------------------   -----------------------   -----------------------
                                                          Shares           $           Shares         $         Shares         $
                                                        ----------   -----------   ------------ ----------   ----------   ----------
Balance at December 31, 1995                                 --      $     --            --     $     --           --     $     --
   Private placement of Class A Cumulative,
     Convertible Preferred Stock                        1,750,000        17,500          --           --           --           --
                                                       ----------    ----------    ----------   ----------   ----------   ----------
Balance at December 31, 1996                            1,750,000        17,500          --           --           --           --
   Conversions of Preferred Stock to Common Stock        (687,500)       (6,875)         --           --           --           --
                                                       ----------    ----------    ----------   ----------   ----------   ----------
Balance at December 31, 1997                            1,062,500        10,625          --           --           --           --
   Conversions of Preferred Stock to Common Stock        (141,865)       (1,419)         --           --           --           --
   Dividends Paid in Kind                                  66,938           669          --           --           --           --
   Issuance of Class B Preferred Stock in connection
     with the Acquisition of AIG                             --            --         643,770        6,438         --           --
   Private Placement of Class C Preferred Stock              --            --            --           --      1,500,000       15,000
                                                       ==========    ==========    ==========   ==========   ==========   ==========
Balance at December 31, 1998                              987,573         9,875       643,770        6,438    1,500,000       15,000
                                                       ==========    ==========    ==========   ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

             THE NETPLEX GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT'D)
           YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                          Additional
                                                                       Common Stock         Paid In     Accumulated
                                                                ----------------------
                                                                   Shares         $         Capital        Deficit       Total
                                                               ----------   ---------    -----------    -----------    -----------
Balance at December 31, 1995                                    3,197,608   $  31,976    $   579,124    $   (86,810)   $   524,290
    Net loss                                                         --          --             --       (1,999,387)    (1,999,387)
    Reduction in par value resulting from the merger of
     the Company with Netplex from $0.01 to $.001 per share          --       (28,778)        28,778           --             --
    Issuance of common shares in the merger of the
     Company with Netplex                                       3,245,295       3,245      1,767,488           --        1,770,733
    Private placement of Class A Cumulative,
     Convertible Preferred Stock                                     --          --        3,024,346           --        3,041,846
    Preferred Stock dividends                                        --          --          (98,194)          --          (98,194)
                                                               ----------   ---------    -----------    -----------    -----------
Balance at December 31, 1996                                    6,442,903       6,443      5,301,542     (2,086,197)     3,239,288
    Net loss                                                         --          --             --       (2,873,603)    (2,873,603)
    Conversions of Preferred Stock to Common Stock                687,500         687          6,188           --             --
    Exercise of Common Stock warrants                             225,000         225        537,275           --          537,500
    Preferred Stock dividends                                        --          --          (82,500)          --          (82,500)
    Issuance of Common Stock Options                                 --          --           40,000           --           40,000
    Issuance of Common Stock in connection with the
     Onion Peel Solutions, L.L.C. acquisition                      80,000          80        399,920           --          400,000
    Exercise of Common Stock Options                               34,967          35         69,982           --           70,017
                                                               ----------   ---------    -----------    -----------    -----------
Balance at December 31, 1997                                    7,470,370       7,470      6,272,407     (4,959,800)     1,330,702
                                                               ==========   =========    ===========    ===========    ===========


  See accompanying notes to consolidated financial statements.

             THE NETPLEX GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT'D)
           YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                         Additional
                                                                  Common Stock            Paid In       Accumulated
                                                         ---------------------------
                                                             Shares          $            Capital         Deficit         Total
                                                         ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1997                                7,470,370          7,470      6,272,407      (4,959,800)      1,330,702
    Net loss                                                     --             --             --        (2,548,724)     (2,548,724)
    Conversions of Preferred Stock to Common Stock            141,865            142          1,277            --              --
    Dividends Paid in Kind                                       --             --             (669)           --
    Preferred Stock dividends                                    --             --         (304,504)           --          (304,504)
    Private placements of Common Stock                      2,123,000          2,123      2,343,440            --         2,345,563
    Private placements of Prepaid
     Common Stock purchase warrants                              --             --        2,582,490            --         2,582,490
    Issuance of Common Stock in connection
     with the Acquisition of ABS                              450,000            450        590,175            --           590,625
    Issuance of Class B Preferred Stock in
     connection with the Acquisition of AIG                      --             --          993,562            --         1,000,000
    Private placement of Class C Preferred Stock                 --             --        1,324,457            --         1,339,457
    Exercise of Common Stock Options                           19,500             19         18,896            --            18,915
                                                         ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1998                               10,204,735   $     10,204   $ 13,821,531    $ (7,508,524)   $  6,354,524
                                                         ============   ============   ============    ============    ============


  See accompanying notes to consolidated financial statements.

             THE NETPLEX GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                          1998             1997             1996
                                                                                      -----------      -----------      -----------
Operating activities:
     Net loss                                                                         $(2,548,724)     $(2,873,603)     $(1,999,387)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
          Depreciation and amortization                                                 1,083,741          464,213          587,902
          Acquired in-process R&D write-off                                               250,000
          Expense on options granted                                                         --             40,000             --
          Gain on sale of Worldlink product technology                                       --               --         (1,820,129)
          Deferred income taxes                                                              --               --            (34,000)
          Change in assets and liabilities, net of Effects of acquisitions:
                  Accounts receivable                                                  (5,985,628)         301,321         (789,955)
                  Prepaid expenses and other current assets                                32,656          117,712         (126,900)
                  Accounts payable and accrued expenses                                 1,786,228       (2,159,896)       1,190,669
                  Deferred revenue                                                        726,628         (219,770)        (131,643)
                                                                                      -----------      -----------      -----------
          Net cash used in operating activities                                        (4,655,099)      (4,330,023)      (3,123,443)
                                                                                      -----------      -----------      -----------

Investing activities:
          Net cash (paid )acquired in acquisitions                                     (3,339,043)           2,149        1,245,062
          Net proceeds from the sale of Worldlink product technology                         --               --          2,492,795
          Purchases of property and equipment                                            (382,779)        (105,438)        (631,983)
                                                                                      -----------      -----------      -----------
                  Net cash provided by/(used in) operating activities                  (3,721,882)        (103,289)       3,105,874
                                                                                      -----------      -----------      -----------

Financing activities:
          Net proceeds from stock offerings                                             6,267,510             --          3,041,846
          Line of credit advances                                                       2,724,700        1,316,300          650,000
          Line of credit repayments                                                          --            (95,000)        (650,000)
          Proceeds from the exercise of stock options and warrants                         18,915          607,517             --
          Payment of dividends on Class A Preferred Stock                                    --           (180,694)            --
          Principal payments on capital lease obligations                                (116,744)         (99,945)         (14,019)
          Repayments of other notes payable                                                  --            (59,496)        (159,870)
          Issuance of note receivable                                                        --           (200,000)            --
          Repayment of note receivable                                                    100,000             --               --
          Issuance of employee notes receivable                                              --           (193,464)            --
                                                                                      -----------      -----------      -----------
                  Net cash used in financing activities                                 8,894,381        1,095,218        2,867,957
                                                                                      -----------      -----------      -----------

          Increase (decrease) in cash and cash equivalents                                517,460       (3,338,094)       2,850,388

Cash and equivalents at beginning of period                                               353,005        3,691,099          840,711
                                                                                      -----------      -----------      -----------

Cash and equivalents at end of period                                                 $   870,465      $   353,005      $ 3,691,099
                                                                                      ===========      ===========      ===========

Supplemental information:
     Cash paid  during the period for:
          Interest                                                                    $   187,201      $    61,366      $    24,247
                                                                                      ===========      ===========      ===========
          Income taxes                                                                $      --        $      --        $    12,985
                                                                                      ===========      ===========      ===========
     Non-cash financing activity:
          Capital lease obligation                                                         52,732           88,098          241,561
                                                                                      ===========      ===========      ===========

  See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996



(1)      The Business and Basis of Presentation
         --------------------------------------

         The Business
         ------------
         The Netplex Group, Inc. ("the Company") was incorporated in 1986 to provide IT services and solutions. Netplex is an Information Technology
         (IT) company that provides the expertise and information systems to link employees, customers, prospects, suppliers, and manufacturers to help "network-enable" organizations. The Company re-sells technology products when necessary to deliver to customers fully integrated system solutions. The Company also provides certain business services to independent consultants who become the Company's employees.

         Basis of presentation
         ---------------------

         Merger with Netplex
         -------------------
         On June 7, 1996, the Company (formerly known as "CompLink, Ltd." or "CompLink") acquired and merged with America's Work Exchange and The Netplex Group, Inc. (collectively referred to as "Netplex") in a reverse merger transaction by issuing approximately 3,245,000 shares of Common Stock, or 50.4 % of the Company's outstanding stock after giving effect for the merger. The merger agreement also provided for the Company to assume 1,691,000 outstanding Common Stock options of Netplex.

         The merger has been accounted for under the purchase method of accounting as a reverse merger, since the shareholders of Netplex, which have common control, received the larger of the voting rights of the combined entity. As a result, Netplex is considered the acquirer for accounting purposes.

         The merger resulted in a re-capitalization of the acquirers, so that the resulting capitalization of the Company after the merger is that of CompLink's giving effect to the issuance of new shares and elimination of CompLink's accumulated deficit. In addition, the par value of the Company's Common Stock was decreased from $0.01 per share to $0.001 per share in connection with the merger. The assets and liabilities of CompLink were recorded by the Company at book value, which approximates fair value.

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

         Coincident with the merger the Company's name was changed from CompLink, Ltd. to The Netplex Group, Inc. and the entity known as The Netplex Group, Inc. prior to the merger changed its name to Netplex Systems, Inc. The Company's fiscal year end was changed from July 31 to December 31. Upon completion of the merger, the Company consisted of Netplex Systems, Inc.; America's Work Exchange ("AWE"), and its wholly-owned subsidiary, Software Resources of New Jersey, now known as Contractors Resources ("CR"), and The Netplex Group, Inc. (formerly known as CompLink Ltd.) and its wholly-owned subsidiary, TDS.

         Acquisition of Onion Peel Solutions L.L.C.:
         -------------------------------------------

         On July 1, 1997, the Company acquired all of the outstanding membership interests of Onion Peel Solutions L.L.C. ("Onion Peel"), a Raleigh, NC based provider of network management solutions, in exchange for 80,000 shares of its Common Stock, subject to the issuance of additional shares based on the closing price of the Company's Common Stock on December 31, 1998. At December 31, 1998, the Company was obligated to issue an additional 297,396 shares to the acquirees under the purchase agreement. These shares were issued in February 1999. The acquisition was accounted for using the purchase method of accounting, whereby the $400,000 purchase price was allocated to the fair value of the assets acquired and the liabilities assumed.

         The operating results of Onion Peel have been included in the Company's consolidated results from July 1, 1997.

         Acquisition of PSS Group, Inc.:
         -------------------------------

         On January 30, 1998, the Company completed the purchase of all of the stock of The PSS Group, Inc. ("PSS"), the technical professional staff augmentation operations and business of Preferred Systems Solutions, Inc. ("Preferred") and formerly a wholly owned subsidiary of Preferred. In consideration for the purchase, the Company paid $300,000 at closing and $300,000 on January 15, 1999. Subsequent to December 31, 1998 the Company and Preferred amended the agreement to eliminate the Earn-out provision. In accordance with the amendment, the Company agreed to purchase a split dollar life insurance policy on the life of Preferred's shareholder and to fund the policy with four equal annual payments beginning January 29, 1999. The acquisition was recorded effective January 1, 1998 using the purchase method of accounting.

         The purchase price of the PSS acquisition was determined to be $600,000 and was preliminarily allocated to the fair value of the assets and liabilities acquired, as follows:



                 Cash                             $   148,000
                 Accounts receivable                  800,000
                 Fulfillment database                 930,000
                 Other assets                         122,000
                 Less liabilities assumed          (1,400,000)
                                                  ===========
                 Net assets acquired              $   600,000
                                                  ===========


         The Company is amortizing the fulfillment database (resume database) over 7 years using the straight-line method.

         As of December 31, 1998,  the Company has not paid and does not owe any
         additional   consideration   to  Preferred,   in  connection  with  the
         acquisition of PSS.

         Acquisition of Automated Business Systems of North Carolina, Inc.:
         ------------------------------------------------------------------

         On June 18 1998, the Company completed the purchase of all of the stock of Automated Business Systems of North Carolina, Inc. and Kellar Technology Group, Inc. (Collectively "ABS"). In consideration for the purchase, the Company paid $200,000 and issued 450,000 shares of its Common Stock. The agreement also provides that the former shareholders of ABS will receive additional consideration, payable 50% in cash and 50% in stock, through December 31, 2000, if ABS meets certain operating targets. In connection with the acquisition, the Company has entered into employment agreements with certain employees of ABS. The acquisition was recorded effective June 30, 1998 using the purchase method of accounting.

         The purchase price of the ABS acquisition was determined to be $791,000 (subject to adjustment for contingent consideration) and was preliminarily allocated to the fair value of the assets and liabilities acquired, as follows:


                    Cash                          $ 205,000
                    Accounts receivable             736,000
                    Property and equipment           51,000
                    Other assets                     33,000
                    Goodwill                        678,000
                    Less liabilities assumed       (912,000)
                                                  =========
                    Net assets acquired           $ 791,000
                                                  =========

         The Company is amortizing the goodwill resulting from the acquisition over an estimated useful life of 7 years using the straight-line method.

         As of December 31, 1998, the Company has recorded $171,000 of additional consideration in accordance with the ABS acquisition agreement. The consideration consists of $85,000 in cash and 31,736 shares of Common Stock. Such consideration was recorded as an addition to goodwill and will be recovered over the remaining life of the goodwill resulting from the transaction.

         Acquisition of Applied Intelligence Group, Inc.
         -----------------------------------------------

         On  October  16,  1998,  the  Company  completed  the  purchase  of the information technology consulting business of Applied Intelligence Group, Inc. of Oklahoma City ("AIG") effective September 1, 1998. In consideration for the purchase, the Company paid $3,000,000 and issued 643,770 shares of Class B Preferred Stock ("Preferred Stock") valued at $1,000,000 at closing. The Class B Preferred Stock is convertible into Common Stock of the Company at anytime on a share for share basis. No dividends are payable on the Preferred Stock. The holders of the Preferred Stock have agreed not to sell or otherwise distribute the Common Stock underlying the Preferred Stock for a period of one year. The agreement also provides that AIG will receive additional consideration (the "AIG Earn-out") if AIG meets certain operating targets. Such Earn-out would consist of (i) up to $1.5 million of cash based on net profit, as defined in the agreement, AIG generates over the next six quarters and (ii) up to 643,770 shares of Class B Preferred Stock if AIG achieves approximately $9 million net profits over the next 9 quarters. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company entered into employment agreements with certain employees of AIG.

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
                                                         -----------


         The Company is amortizing the acquired software, assembled workforce, the non-compete, and goodwill resulting from the acquisition over estimated useful lives of 5, 5, 4, and 7 years, respectively, using the straight-line method.

         The Company has allocated $250,000 of the purchase price to its estimate of the fair value of certain in-process Internet commerce product technology that had not achieved technological feasibility as of acquisition date. Accordingly, such costs were included in the statement of operations for 1998.

         As of December 31, 1998, the Company has recorded approximately $340,000 of additional consideration in accordance with the AIG acquisition agreement. Such consideration was recorded as an addition to goodwill and will be recovered over the remaining life of such goodwill.

         The following supplemental financial information presents the consolidated results of the Company from continuing operations, on a pro forma basis, and the resulting increase in common shares outstanding, as though the acquisitions of Onion Peel, PSS, ABS, and AIG were consummated on January 1, 1996.


                                                     (Unaudited)
                                                 Year Ended December 31,
                                             1998        1997          1996
                                        -----------   ---------    -----------
                                       (In Thousands Except Per Share Amounts)
Revenue                                $   71,424     $ 57,382     $  47,242
Net loss                                     (817)      (3,188)       (1,436)
Basic and diluted loss per share            (0.08)       (0.40)        (0.23)
Weighted Average shares outstanding         9,914        7,915         6,200

         The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period, or the results, which may occur in the future.

(2)      Summary of Significant Accounting Policies
         ------------------------------------------

         Principles of Consolidation The accompanying consolidated financial statements include the accounts of The Netplex Group, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated during consolidation.

         Revenue Recognition
         -------------------
         The majority of the Company's revenue is from consulting services contracts. This revenue is recognized when the services are performed and the costs are incurred. The Company generally recognizes hardware and software product revenue, which does not involve significant integration services, when the products are delivered to the customer site. Revenue on fixed price contracts for services, or both hardware and significant integration services is recognized on the percentage of completion basis, based on the efforts expended method in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." The amount of revenue recognized on the percentage of completion basis for 1996 and 1997 was immaterial. During 1998 Netplex recognized $814,841 of revenue under the percentage of completion method The Company's systems integration contracts are typically 3-6 months and are priced either on a time and material ("T&M") or a fixed price basis. All but a de minimis amount of the Company's contracts through 1997 were T&M. In 1998 the Company proposed more business on a fixed price basis because it has found it is able to generate higher margins than under the T&M proposal and pricing method. Revenue for maintenance contracts is recognized ratably over the service period of the underlying contract. Deferred revenue represents the unearned portion of maintenance contracts and amounts billed in advance of work performed, in accordance with the terms of the contract. The Company records loss provisions if required for its contracts at the time that such losses are identified.

         Cash and Cash Equivalents
         -------------------------
         The Company considers all highly liquid investments with maturity, at date of purchase, of three months or less to be cash equivalents. Cash equivalents are comprised of money market accounts, and are stated at cost, which approximates fair value.

         Property and Equipment
         ----------------------
         Property  and   equipment  is  recorded  at  cost.   Depreciation   and
         amortization are provided for using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.

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

         Depreciation and amortization expense related to property and equipment was $578,564, $391,091, and $318,865 for the years ended December 31, 1998, 1997, and 1996.

         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
         -----------------------------------------------------------------------
         The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

         Goodwill and Other Intangible Assets
         ------------------------------------
         Goodwill, the cost in excess of the fair value of net assets acquired, is being amortized by the straight-line method, for periods ranging from 5 to 15 years. Accumulated amortization is $140,081 and $53,308 at

         December 31, 1998 and 1997. Management reviews the valuation and amortization period of goodwill continually. As part of this review, the Company estimates the value and future benefits of income generated, to determine that no impairment has occurred.

         Other intangible assets resulting from the Company's acquisitions consist of a fulfillment database, acquired software, an assembled workforce, and a non-compete agreement. Such assets are being amortized on the straight-line basis over periods of 4 to 7 years. Accumulated amortization of the intangibles was $468,592 and $46,470 at December 31, 1998 and 1997.

         Income Taxes
         ------------
         Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates, that are applicable to the future years in which the deferred tax assets or liabilities are expected to be settled or realized. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the rate change is enacted.

         Earnings (loss) per share
         -------------------------
         The Company accounts for earnings per share in accordance with SFAS No. 128, "Earnings Per Share" which requires companies to present basic earnings per share and diluted earnings per share (EPS). Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the periods. Diluted net loss per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the periods. For the years ended December 31, 1998, 1997 and 1996, the assumed exercise of the company's outstanding stock options and warrants and Convertible Preferred Stock has not been included in the calculation as the effect would be anti-dilutive.

         A reconciliation of the numerators and denominators of the basic and diluted EPS for the years ended December 31, 1998, 1997 and 1996, is provided below:

                                                            Income                Shares              Per-Share
                                                           (Numerator)          (Denominator)          Amount
                                                          -----------            -----------           --------
1998
Net loss from continuing operations                       $(2,548,724)                                 $
Preferred Stock dividend                                     (315,778)
                                                          -----------            -----------           --------
Basic and diluted EPS
        Income available to common shareholders           $(2,864,502)             9,259,599           $  (0.31)
                                                          ===========            ===========           ========

1997
Net loss from continuing operations                       $(2,873,603)                   -             $    -
Preferred Stock dividend                                     (275,625)                   -                  -
                                                          -----------            -----------           --------
Basic and diluted EPS
     Income available to common shareholders              $(3,149,228)             6,820,863           $  (0.46)
                                                          ===========            ===========           ========

1996
Net loss from continuing operations                       $(2,487,466)                   -             $    -
Preferred Stock dividend                                      (98,194)                   -                  -
                                                          -----------            -----------           --------
Basic and diluted EPS
     Income available to common shareholders              $(2,585,660)             5,026,306           $  (0.51)
                                                          ===========            ===========           ========

         Stock Options
         -------------
         The Company accounts for its 1992 Incentive Stock Option plan ("ISO Plan") and the 1995 Directors' Stock Option plan (the "Director' Plan") in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Pursuant to APB 25 compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the grant date. Alternatively, SFAS No.123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and in future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS 123 for the ISO and Directors' Plans.

         The Company's 1995 Consultant's plan (the " Consultant's Plan") allows for the granting of options to both organizations and individuals who are not employees of the Company. The Company accounts for the options granted to non-employees based on the provisions of SFAS 123.

         Segment Reporting
         -----------------
         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related
         Information." This standard is effective for reporting periods beginning January 1, 1998. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in three segments as defined: Specialized Groups, Regional Operations, and Contractors Resources.

         Reclassifications
         -----------------
         Certain 1997 and 1996 amounts have been reclassified to conform to the current year presentation.

         Use of Estimates
         ----------------
         The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(3)      Equity Financings
         -----------------
         During 1998, the Company has raised additional equity, excluding equity securities issued in acquisitions, totaling $6,267,510 as follows:

         In February 1998 the Company raised $100,000 through the sale of 80,000 shares of un-registered Common Stock plus a warrant to purchase an additional 100,000 shares of Common Stock at $1.20.

         In March 1998 the Company raised $1,457,000 of financing in a Private placement raised primarily from accredited investors and employees of the Company. The Company issued 1,457,000 shares of un-registered Common Stock to purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.00 per share.

         On April 7, 1998 Netplex completed the sale of 1,500 units of a Private placement, totaling $1.5 million ($1.2 million after fees and expenses). The sale represents the first half of a transaction that could include the sale of an additional 1,500 units for $1.5 million at a future date, subject to the satisfaction of certain conditions. Each unit sold in the private placement consisted of a prepaid Common Stock purchase warrant entitling the holder to acquire such number of shares of the Company's Common Stock as is equal to $1,000 divided by an adjustable exercise price and an additional incentive warrant to acquire 52 shares of Common Stock (or an aggregate of 78,000 shares of Common Stock). The Company also granted the placement agent a warrant to purchase 39,000 shares of Common Stock plus a placement fee and a non-accountable expense allowance equal to 12.53% of the proceeds of the offering. The second half of the transaction would be for the sale of an additional and committed 1,500 units, for $1,000 per unit.

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

         On September 30, 1998, the Company completed the sale of 1,500,000 shares of its Class C Convertible Preferred Stock and warrants to purchase Common Stock for $1.5 million (1.3 million net of expenses). The Class C Preferred Stock bears a dividend rate of 9.99% for the first year, and 15% thereafter. The Preferred Stock is convertible at any time after the earlier of a change in control of the Company or five years from the date of issuance. The number of shares into which the Preferred Stock is convertible is equal to $1,500,000 (plus accrued but unpaid dividends) divided by 25% of the 20 day average trading price of the Common Stock immediately prior to conversion. In accordance with EITF Topic No. D-60 and Issue 98-5, the Company has measured the intrinsic value of the beneficial conversion feature of the Preferred Stock to be $1,500,000. As a result, the Company will accrete this discount as additional Preferred Stock dividends over the five years. During 1998, the accretion of the discount of approximately $53,000 was reported as additional Preferred Stock dividends in the Company's EPS calculation. The warrants issued entitle the holder to acquire 150,000 shares of Common Stock at $1.375 per share. The Company may be required to issue up to an additional 450,000 shares of Common Stock under the warrants, depending upon the term in which the Class C Preferred Stock is outstanding. The Preferred Stock is redeemable at the option of the Company at any time within the first five years. In connection with the issuance of this Preferred Stock and warrants, the Company issued warrants to purchase 250,000 shares of Common Stock at $1.59 per share to the placement agent.

(4)      Liquidity
         ---------
         Based on its current operating plan, the Company believes that the net proceeds from the private placements together with cash anticipated to be provided by operating activities and amounts expected to be available under the line of credit will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the
         Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. However, no assurance can be given that any such additional sources of financing will be available on acceptable terms or at all. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used for acquisitions or to acquire or invest in complimentary businesses or products or to obtain the right to use complementary technologies.

         The Company will continue to make significant investments in its technical workforce, marketing, training and infrastructure to increase productivity, build its core competency practice unit skill base and product offerings and foster growth of its operations.

(5)      Discontinuance of Business
         --------------------------
         In December 1996, the Company made the decision to discontinue its software development and distribution business, through the sale of TDS's interest in its WorldLink product technology ("WorldLink"). WorldLink represented the primary asset offering of the Company's software development and distribution business. The operations of the software development and distribution business have been treated as discontinued operations in accordance with the provisions of Accounting Principles Board Opinion No. 30 (APB 30). Pursuant to APB 30, the revenue, costs and expenses have been excluded from their respective captions in the Company's consolidated statements of operations and the net results have been reported separately as income from discontinued operations.

         On December 31, 1996, the Company completed the sale of its interest in WorldLink to XcelleNet, Inc. for an aggregate sale price of $2.5 million, net of expenses paid of approximately $500,000 related to the sale. During 1996, the remaining net assets of TDS were written down to their net realizable values and consisted primarily of accounts receivable and furniture and equipment, which the Company is using in its continuing operations.

(6)      Property and Equipment
         ----------------------
         Property and equipment consists of the following:

                                                            December 31,
                                                   -----------------------------
                                                         1998             1997
                                                     ----------        ---------

Computer software                                  $   896,134      $   493,935
Computer and office equipment                        1,011,359          628,537
Furniture and fixtures                                 907,679          188,563
Equipment under capital leases                         598,653          335,197
Leasehold improvements                                 101,682           38,520
                                                   -----------      -----------
                                                     3,515,507        1,684,752

Accumulated depreciation and amortization           (1,810,532)        (732,206)
                                                   -----------      -----------

Property and equipment, net                        $ 1,704,975      $   952,546
                                                   ===========      ===========

         Computer software at December 31, 1998 includes $407,338 of software that was developed for internal usage. Such software was placed in service in January 1997 and is being amortized over a 4-year useful life. Accumulated depreciation related to this software was $172,000 and $70,000 at December 31, 1998 and 1997. Accumulated depreciation and amortization includes $445,344, and $119,925 related to assets under capital leases at December 31, 1998 and 1997, respectively.

(7)      Accrued Expenses
         ----------------
         Accrued expenses consists of the following:

                                                    December 31,
                                         --------------------------------
                                            1998                 1997
                                         --------------    --------------

Payroll and employee benefits          $     5,403,764   $     2,954,522
Other                                        1,014,562           428,502
                                         --------------    --------------
                                       $     6,418,326   $     3,383,024
                                         ==============    ==============

(8)      Notes Payable to Bank
         ---------------------
         On September 29, 1998, the Company entered into a renewed bank line of credit facility agreement that expires on May 31, 2000. This line of credit facility provides for advances of 80% of eligible accounts receivable (as defined in the agreement) up to $6,000,000. Amounts borrowed bear interest at the bank's prime rate plus 3/4% (8.5% at December 31, 1998). The Company had outstanding advances of $4,041,000 and $1,316,300 on the line of credit at December 31, 1998 and 1997, respectively. The Company is required to maintain a tangible net worth of $2,100,000 through June 29, 1999 and $2,750,000 thereafter. The Company was not in compliance with certain covenants and has obtained a waiver from the bank as of December 31, 1998.

(9)      Income Taxes
         ------------
         The reconciliation between the actual income tax expense and income tax computed by applying the statutory Federal income tax rate to earnings before provision for income taxes for the year ended December 31, 1998, 1997 and 1996 is as follows:

                                             1998         1997         1996
                                            -------    --------    -----------
                                                    (in thousands)
Computed expected tax benefit on income
     from continuing operations             $(867)      $(977)       $(857)
Non-deductible expenses:
    Change in valuation allowance
     for deferred tax assets                  576         699          873
    Meals                                     291         198         --
    Other                                     --           80          (50)
                                             $--        $  --        $ (34)
                                             ====       =====        =====

         The tax effects of temporary differences that give rise to significant portions of deferred taxes assets and deferred tax liabilities at December 31, 1998, 1997 and 1996 are presented below:

                                                                               As of December 31,
                                                              -------------------------------------------------
                                                                     1998             1997               1996
                                                                   -------           -------           -------
                                                                                 (in thousands)
Deferred tax assets:
        Net operating loss carryforwards                           $ 4,272           $ 4,010           $ 2,794
        Research and development credit carryforwards                  187               187               187
        Excess tax basis over book of net assets acquired              302               180               200
        Inventory obsolescence reserve                                 108                56                59
        Allowance for doubtful accounts receivable                     146                48                74
        Accrued liabilities, not presently deductible                 --                   8               496
        Other                                                         --                --                  12
                                                                   -------           -------           -------
                Total gross deferred tax assets                      5,091             4,489             3,822
                Less valuation allowance                            (4,700)           (4,489)           (3,790)
                                                                   -------           -------           -------
                    Net deferred tax asset                             315              --                  32
                                                                   -------           -------           -------

Deferred tax liabilities:
        Intangible assets acquired                                     315              --                  --
        Obligation under capital leases                               --                --                 (13)
        Other                                                         --                --                 (19)
                                                                  --------           -------           -------
                Total deferred tax liabilities                         315              --                 (32)
                                                                  --------           -------           -------

                Net deferred tax asset (liability)                 $  --             $  --             $  --
                                                                   =======           =======           =======

         The net change in the valuation allowance in 1998, 1997, and 1996 were increases of $211,000, $699,000, and $$699,000, respectively. The
         Company has provided a valuation allowance for the majority of its deferred tax assets at December 31, 1998, 1997, and 1996 since the Company could not conclude that it was more likely than not that it would realize these assets due principally to the Company's history of losses.

         As of December 31, 1998 the Company had net operating loss carry forwards (NOL's) for Federal income tax purposes of approximately $12,563,000. Additionally, the Company had $187,000 of research and development tax credits available to offset future taxable income. The NOL's and credit carryforwards expire primarily in 2007 through 2018.The future annual usage of approximately $9,600,000 of these NOL's and credits for income tax purposes is subject to annual limitations and other conditions and may not be fully utilized for tax purposes due to the change in ownership resulting from the Company's merger in 1996.

(10)     Commitments
         -----------
         Employment Agreements
         ---------------------
         The Company has entered into employment agreements with several key employees of the Company. At December 31, 1998, the Company's annual obligation under the agreements is approximately $923,183per year over the next three years.

         Obligations Under Leases
         ------------------------
         The Company leases computer equipment, furniture, vehicles, and office facilities under long-term lease agreements. The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases (with initial terms in excess of one year) as of December 31, 1998:



                                        Capital          Operating
Year ending December 31:                Leases             Leases
------------------------                ------             ------

         1999                         $110,685         $ 1,025,670
         2000                           36,168           1,027,468
         2001                           14,472             794,042
         2002                           14,472             666,121
         2003                            2,363             295,320
      Thereafter                       -                   -
                                       --------        -----------

Total  minimum lease payments            178,160       $ 3,808,621
                                                       ===========

Less: amount representing interest        22,944
                                       ---------

Present value of minimum lease
   payments                            $ 155,216
                                       =========

       Total rent expense was approximately $900,000, $647,000, and $577,000 for the years ended December 31, 1998, 1997, and 1996.

(11)   Preferred Stock
       On July 29, 1998, at the Company's annual meeting of shareholders, the number of authorized shares of Preferred Stock was increased from 2,000,000 to 6,000,000.

       Class A Cumulative Convertible
       0n September 19, 1996, the Company raised approximately $3,000,000 through the completion of a Private placement offering of units of equity securities. Each unit of equity securities consists of one share of $.01 par value Class A Cumulative Convertible Preferred Stock (the "Preferred Stock") and one Common Stock warrant to purchase one share of the Company's $0.001 par value Common Stock at an exercise price of $2.50.

       Each share of Preferred Stock is convertible into one share of Common Stock at any time, at the discretion of the holder. The Preferred Stock earns cumulative dividends at 10% per annum, payable in either cash or additional shares of Preferred Stock at the Company's option. Subject to the conversion rights, the Company may redeem the Preferred Stock at its stated value plus all accrued and unpaid dividends upon: (1) registration of the shares underlying the Preferred Stock, and (2) 30 days written notice given at any time upon attaining certain per share trading prices and sustaining such prices for a specified period. The Preferred Stock has a per share liquidation preference of the greater of: (i) two times the stated value of the Preferred Stock (stated value is $2 per share) plus any accrued and unpaid dividends, or (ii) the amount that would have been received if such shares were converted to Common Stock on the business day immediately prior to liquidation. During the years ended December 31, 1998 and 1997, 141,865 and 687,500 preferred shares were converted to Common Stock. No conversions occurred in 1996.

       Each warrant issued in connection with the Private placement became exercisable on March 19, 1997 and expires on September 19, 2001. The Company has the right to call the warrants at a redemption price of $.01 per share upon: (1) registration of the shares underlying the warrant, and (2) 30 days written notice given at any time upon the Common Stock attaining certain per share trading prices and maintaining such prices for a specified period. During 1997, warrants to acquire 175,000 shares of Common Stock were exercised. No warrants to acquire share of Common Stock were exercised in 1998.

       Class B Convertible
       On October 16, 1998, the Company completed the purchase of the information technology consulting business of Applied Intelligence Group, Inc. of Oklahoma City ("AIG") effective September 1, 1998. In consideration for the purchase, the Company paid $3,000,000 and issued 643,770 shares of Class B Preferred Stock valued at $1,000,000 at closing. The Class B Preferred Stock is convertible into Common Stock of the Company at anytime on a share for share basis. No dividends are payable on the Preferred Stock. The holders of the Preferred Stock have agreed not to sell or otherwise distribute the Common Stock underlying the Preferred Stock for a period of one year.

       Class C Cumulative Convertible
       See Note 3 "Equity Financings" for details related to the Company's issuance of Class C Cumulative Convertible Preferred Stock in connection with the financing of its acquisition of the information technology consulting business of Applied Intelligence Group.

(12)   Common Stock and Warrants
       On July 29, 1998, at the Company's annual meeting of shareholders, the number of authorized shares of Common Stock, $.001 par value was increased from 20,000,000 to 40,000,000.

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

       In connection with the Class A Convertible Preferred Stock Private placement, the Company provided the underwriters for the Private placement with the option to purchase up to 87,500 units, each consisting of one share of $.01 par value Class A Convertible Preferred Stock and one Common Stock purchase warrant. These units are exercisable at $2.00 per share and are identical in all respects to the units sold in the Private placement transaction. During 1997, units to acquire 50,000 shares of the Company's Common Stock were exercised. The 37,500 units are all exercisable at December 31, 1998.

       During 1998, the Company issued warrants in connection with several equity issues (see Note 3 "Equity Issuances").

       The following table sets forth the warrants outstanding and their weighted average exercise price:

                                            Shares                 Price
                                   ------------------         ----------------
December 31, 1995                          2,070,000          $       2.64
                  Issued                     225,000                  2.83
                  Exercised           -                            -
                                   ------------------         -------------
December 31, 1996                          2,295,000          $       2.66
                  Issued              -                            -
                  Exercised           -                            -
                                   ------------------         -------------
December 31, 1997                          2,295,000          $       2.66
                  Issued                     814,102                  1.29
                  Exercised           -                            -
                                   ==================         =============
December 31, 1998                          3,109,102          $       2.30
                                   ==================         =============

       As of December 21, 1998 and 1997 all of the warrants were exercisable and had an average remaining life of 3 years and 4 years for 1998 and 1997, respectively.

(13)   Stock Options
       As of December 31, 1998, the Company maintains three stock option plans; the 1992 Incentive Stock Option Plan (ISO Plan), the 1995 Directors' Stock Option Plan (Directors' Plan), and the 1995 Consultant's Stock Option Plan (Consultant's Plan).

       The ISO Plan includes both incentive and non-qualified stock options. The Board of Directors may grant stock options to employees to purchase up to 3,000,000 shares of the Company's authorized but unissued Common Stock. Stock options are granted with an exercise price equal to the market price on the date of grant. All stock options expire 10 years from grant date (5 years in the case that the optionee is a holder of more than 10% of the voting stock of the Company). Generally the options vest ratably and become fully exercisable after 3 years from the date of grant but never less than 6 months. At December 31, 1998, there were 514,800 shares available for grant under this Plan.

       The Directors' Plan authorizes the Board of Directors to grant to each director options to purchase up to 15,000 shares of the Company's authorized but unissued Common Stock, upon election to the Board, and award aggregate options to purchase up to 300,000 shares of the Company's authorized but unissued Common Stock. The terms of option grants for the Directors' Plan are identical to those of the ISO plan, except that the vesting period for the Directors' Plan is at the Board's discretion. Option grants under this Plan from inception to date have contained two-year vesting periods. At December 31,1998, there were 210,000 shares available for grant under this Plan.

       The Consultant's Plan authorizes the Board of Directors to grant organizations or individuals who are not eligible for the ISO or Directors' Plans stock options to purchase up to 800,000 shares of the Company's authorized but unissued Common Stock. The exercise price, terms of the option grant and vesting period for the Consultant's Plan stock options are at the Board's discretion. At December 31,1998, there were 376,172 shares available for grant under this Plan.

         Stock option activity for the Plans during the periods indicated is as follows:


                                              ISO Plan               Directors' Plan                    Consultants' Plan
                                     ------------------------------------------------------      -----------------------------------
                                                    Wt. Avg.                   Wt. Avg.                                   Wt. Avg.
                                         Shares     Ex. Price     Shares       Ex. Price          Shares                 Ex. Price
                                     -----------    ---------   ---------      ---------        ------------            ------------

    December 31,1995                    724,500     $3.07         30,000      $    3.56               -                        -

Assumed in Merger                     1,691,000       2.95          -              -                  -                        -
Granted                                 233,000       2.75        30,000           2.50               -                        -
Exercised                                 -            -            -              -                  -                        -
Forfeited/Canceled                     (236,000)      5.50          -              -                  -                        -
Expired                                   -            -            -              -                  -                        -
                                     ----------     ------      ----------    ---------         ----------               -----------

    December 31, 1996                 2,412,500     $ 2.86        60,000      $    3.03               -                  $     -

Granted                               2,363,500       1.29        15,000           2.97             32,000                    2.50
Exercised                               (34,967)      2.00          -              -                  -                        -
Forfeited/Canceled                   (2,201,033)      2.78       (15,000)          2.50               -                        -
Expired                                 (50,000)      4.40          -              -                  -                        -
                                     ----------     ------     -----------    ---------         ----------               -----------

    December 31, 1997                 2,490,000     $ 1.45        60,000      $    3.15             32,000               $    2.50

Granted                                 879,150       1.36        30,000           1.28            391,828                    0.94
Exercised                               (19,500)      0.97          -              -                  -                        -
Forfeited Canceled                     (864,450)      2.04          -              -                  -                        -
Expired                                   -            -                           -                  -                        -
                                     ----------     ------     -----------    ---------         ----------               -----------

   December 31, 1998                 2,485,200       1.13         90,000           2.53            423,828                    1.49
                                     ==========     =====      ===========    =========         ==========               ===========

       ISO Plan options
       At December 31,1998, the range of exercise prices for the options granted under the ISO plan was $0.97-$2.00 and the weighted average remaining contractual life of those options was 8.9 years. At December 31, 1998 and 1997, the number of options exercisable under the ISO Plan totaled 936,750 and 545,834, respectively. The weighted average exercise price of those options was $1.08, and $2.73, respectively.

       Directors' Plan options
       At December 31, 1998, the range of exercise prices for options granted under the Directors' Plan was $1.06- $3.56 and the weighted-average remaining contractual life of those options was 8.2 years. At December 31, 1998 and 1997 the number of options exercisable under the Directors' Plan totaled 52,500 and 25,000, respectively. The weighted-average exercise price of those options was $3.17 and $3.55, respectively.

       Consultants' Plan options
       At December 31, 1998, the range of exercise price for all options granted under the Consultants' Plan was $1.25 to $2.50 and the weighted-average remaining contractual life of those options was 4.1 years. At December 31, 1998 and 1997 the number of options exercisable under the Consultants' Plan totaled 432,828 and 32,000, respectively. No options were granted prior to 1997. The weighted-average exercise price of those options was $1.49 and $2.50 at December 31, 1998 and 1997, respectively. The Company accounts for the options granted under the Consultant's Plan in accordance with SFAS 123. As a result, the Company recorded compensation expense of $40,000 during 1997 for the 32,000 options granted, based on the value of the services provided. The options granted during 1998 were granted in connection with certain equity issues, and as a result had no impact on the financial statements.

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

                                             1998           1997        1996
                                             ----           ----        ----

                                           (Thousands except per share amounts)

Net loss - As reported                    $ (2,549)        (2,874)       (1,999)
                                            =======        ========    ========
Net loss - Pro forma                      $ (3,466)        (4,836)       (3,462)
                                            =======        ========    ========

Net loss per share - As reported          $ (0.31)          (0.46)        (0.42)
                                            =======        ========    ========
Net loss per share - Pro forma            $ (0.37)          (0.71)        (0.71)
                                            =======        ========    ========
Weighted average shares outstanding         9,260           6,821         5,026
                                            =======        ========    ========

       The per share weighted average fair value of the ISO options granted in 1998, 1997, and 1996 was $1.17, $1.20, and $1.83 respectively on the grant date using the Black - Scholes option pricing model with the following weighted average assumptions:

o 1998: expected dividend yield 0.0%, risk free interest rate of 5.36%, expected volatility of 106%, and an expected life of 6.75 years

o 1997: expected dividend yield 0.0%, risk free interest rate of 6.24%, expected volatility of 103%, and an expected life of 10 years

o 1996: expected dividend yield 0.0%, risk free interest rate of 6.70%, expected volatility of 44%, and an expected life of 10 years.

       The per share weighted average fair value of the Directors' Plan options granted in 1998, 1997 and 1996 was $1.02, $2.76 and $1.67 respectively on the grant date using the Black - Scholes option pricing model with the following weighted average assumptions:

o 1998 expected dividend yield 0.0%, risk free interest rate of 5.27%, expected volatility of 106%, and an expected life of 5 years

o 1997: expected dividend yield 0.0%, risk free interest rate of 6.97%, expected volatility of 103%, and an expected life of 10 years

o 1996: expected dividend yield 0.0%, risk free interest rate of 6.81%, expected volatility of 44%, and an expected life of 10 years.

(14)   Related Party Transactions
       The Company paid $23,756 in 1998, $28,800 in 1997 and $17,900 in 1996 for
       accounting, tax and consulting services to a CPA firm in which a partner of the firm has been a director of the Company since July 1996.

       In January 1997, the Company issued a $150,000 loan to the chief executive officer for relocation expenses. The loan bears interest at 8% per annum and is due in January 2002.

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

       A director of the Company is a Vice President of the underwriter (the "Underwriter") of the Private placement completed by the Company on September 19, 1996. The Company paid the Underwriter $432,500 for fees associated with the completion of this transaction.

       The Company contracted with an entity owned by a shareholder of the Company, for the development of certain software used in the Company's technical staffing operations. The Company paid the shareholder $150,000 in 1996.

(15)   Litigation
       From time to time, the Company is subject to litagation in the ordinary course of business.

       On September 4, 1997, Data Systems Analysts, Inc. ("DSA"), a software design and consulting company, filed a complaint against TDS and the Company, alleging copyright infringement and breach of the Company's agreement. The Complaint claims damages in excess of $300,000 plus punitive damages. The agreement included a licensing fee payable to the Company by DSA on revenue from the licensing by DSA of software purchased under the agreement. The licensing fee is payable for the three years following the effective date of the agreement at 12%, 10%, and 5%, respectively. The Company has received no significant licensing fees. The case is currently in discovery. In the opinion of Management, the lawsuit has little merit, and the outcome of the pending lawsuit will not have a material adverse effect on the Company's financial condition, liquidity or the results of operations. The Company intends to vigorously defend against the lawsuit.

       The Company is not currently involved in any litigation or proceedings, which if decided against the Company would have a material adverse affect, either individually or in the aggregate.

(16)   Employee Benefit Plans
       During 1996, the Company sponsored a 401(k) retirement plan ("the Plan") under which substantially all full-time employees were eligible to participate. The Company made no matching contributions to the Plan during 1996. In addition, the Company's CR subsidiary provided a separate 401(k) plan for its employees during 1996. The Company's contribution to the subsidiary's 401(k) plan during 1996 was $628,333.

       On January 1, 1997, the Company and subsidiary 401(k) plans were merged. Under the merged Plan, all full time employees with over 1000 hours of service to the Company or its subsidiaries are eligible to participate. The Company matches one-half of the employees' voluntary contributions up to a maximum Company contribution of 5% of participants' salaries. The Company's contribution to the Plan during 1998 and 1997 was $704,333 and $647,418, respectively.

       The Company's CR subsidiary provides a profit sharing plan for its employees whereas up to 10% of the employees salary can be contributed to the plan. The Company made no matching contributions to this plan during 1998, 1997, and 1996.

       The Company does not provide any post retirement or any post employment benefits.

(17)   Segment Information
       In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable segments are strategic business units that offer different products and services to different industries through out the United States.

       The Company's reportable segments are as follows:

       -- Specialized   Practice  Groups  (SPG)  -provides  global   specialized
          solutions that build, manage, and protect customers' information systems and the networks upon which they run.

       -- Regional Operations (RO)--provides local systems integration and technical consulting services within regional markets.

       -- Contractors   Resources   (CR)--provides    professional   independent
          contractors with "back office" services that eliminate the distraction and expense of tedious administrative duties, thus allowing them to focus on growing their business without incorporating.

       The Specialized Practice Groups Segment consists of three business units:
       Enterprise Management Systems, Business Protection Services, and Applied Intelligence Group.

         The Company's accounting policies for these segments are the same as those described in the summary of Significant Accounting Policies, except that income tax expense is not allocated to each segment. In addition, the Company evaluates the performance of its segments and allocates resources based on gross margin, and earnings before interest, taxes, depreciation and amortization ("EBITDA"). Intersegment revenues are immaterial.

       The table below presents information about segments used by the chief operating decision-maker of Netplex as of and for the years ended December 31, 1998, 1997, and 1996:


                                                                             Segment
                                 SPG             RO             CR            Total      Reconciliation     Total
                                 ---             --             --            -----      --------------     -----
                                                                        (In Thousands)
1998:
Revenues                    $   8,385       $  18,013     $   34,881      $  61,279      $      -        $  61,279
Gross profit                    4,831           5,802          1,332         11,965             -           11,965
EBITDA                            247           1,330            167          1,744         (3,055)         (1,311)
Total assets                    8,378           6,794          4,269         19,441          1,210          20,651
===================================================================================================================
1997:
Revenues                    $   3,329       $   5,191     $   32,048      $  40,468      $      -         $ 40,468
Gross profit                    2,062           1,894          1,096          5,052             -            5,052
EBITDA                           (435)           (395)           (51)          (881)        (1,502)         (2,383)
Total assets                    1,685             913          3,094          5,692          1,220            6,912
===================================================================================================================
1996:
Revenues                    $   3,358       $    3,725    $   26,442      $  33,525      $      -         $ 33,525
Gross profit                      835             676          1,135          2,646             -            2,646
EBITDA                            178            (752)            54           (520)        (1,733)         (2,253)
Total assets                    1,647             521          3,116          5,284          4,605           9,889
==================================================================================================================

(18)     Restructuring Charge
         --------------------

         The Company recorded a restructuring charge of $275,000 during the third quarter of 1998, related to the reduction of duplicate costs and the consolidation of facilities, including severance costs. The Company recorded $115,000 during the fourth quarter of 1998, as a reduction to the restructuring charge, resulting from an update of the Company's estimated restructuring cots.

(19)     Subsequent Events
         -----------------
         On January 28, 1998, the Company raised $800,000 of financing in a private placement to accredited investors; the Company issued a note payable, subordinated to its line of credit with the bank. The note is payable February 24, 2004 and bears interest at 14% payable monthly.