Form 10-K/A
period 1998-12-31
NETPLEX GROUP INC
filed 1999-05-13
CIK 888028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-K/A
(Mark One)


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                         Commission file number 1-11784

                             THE NETPLEX GROUP, INC.
             (Exact name of registrant as specified in its charter)

           New York                                              11-2824578
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1800 Robert Fulton Drive, Ste. 250, Reston, VA                   20191-4346
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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 31, 1999, was approximately $28,731,184.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of March 31, 1999: 11,463,221 shares.

                               INDEX TO FORM 10-K

PART I.......................................................................3

   Item 1. Business..........................................................3

   Item 2. Properties.......................................................12

   Item 3. Legal Proceedings................................................12

   Item 4. Submission of Matters to a Vote of Security Holders..............12

PART II.....................................................................13

   Item 5. Market for Common Equity and Related Stockholder Matters.........13

   Item 6. Selected Financial Data..........................................16

   Item 7. Management's Discussion and Analysis of Financial Condition
   and Results of Operations................................................17

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk......23

   Item 8. Financial Statements and Supplementary Data......................24

   Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.................................................24

PART III....................................................................25

   Item 10.  Directors, Executive Officers, Promoters and Control
   Persons; Compliance With Section 16(a) of the Exchange Act...............25

   Item 11.  Executive Compensation.........................................26

   Item 12.  Security Ownership of Certain Beneficial Owners
   and Management...........................................................28

   Item 13.  Certain Relationships and Related Transactions.................30

PART IV.....................................................................31

   Item 14.  Exhibits and Reports on Form 8-K...............................31

   Signatures...............................................................33

                                     PART I

ITEM 1. BUSINESS.

The Netplex Group, Inc. (the "Company" or "Netplex") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in the sections entitled "Market Opportunity," "Competition," "Service Fulfillment Model," "Growth Strategy", and "Additional Factors That May Affect Future Results," below, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those contained in this Form 10-K report. Forward looking statements can be identified by forward looking words, such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," and "continue" or similar words.

Netplex is an information technology and electronic business ("e-business") services and solutions provider dedicated to helping customers capitalize on information systems designed for a connected business world. As businesses maneuver to benefit from the opportunities created by the emerging global networked economy, our services help customers leverage their information systems to gain a competitive advantage.

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

To better  capitalize  on the  inherent  synergies  of our  business  units,  we recently introduced the Netplex Service Fulfillment Model. The Service Fulfillment Model is a broad and powerful business model designed to accommodate the changing needs of the IT services industry and the technology workforce that provides its services. Delivered through our Specialized Practice Groups and regional field offices, the Service Fulfillment Model positions us to combine the reliability of a local partner with the expertise of a global specialist. Our ability to effectively combine "Specialized Expertise" with "Regional Operations" is one of Netplex's most significant differentiators.

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

Company Background and Development

Netplex was incorporated in 1986 in New York under the name CompLink, Ltd. In 1992, CompLink performed an initial public offering to finance an effort to develop a messaging software system. In 1996, CompLink acquired, through a merger that was accounted for as a reverse merger, The Netplex Group, Inc. and Contractors Resources (which was a subsidiary of America's Work Exchange, Inc.), and changed its name to The Netplex Group, Inc. See Note 1 to financial statements for a further discussion of this merger. This merger resulted in Netplex providing new management and a revised corporate mission. Since then, we have focused on taking advantage of significant industry trends, such as the evolution of "e-business." As a result, we have attempted to grow our Specialized Practice Groups, Systems Integration units, and

Technical Consulting Services businesses with an eye toward providing a full range of services and solutions that benefit organizations as they embrace the opportunities created by the emerging e-business era.

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

How To Contact Us

On March 11, 1999, our principal executive offices and headquarters moved from McLean, Va., to 1800 Robert Fulton Drive, Second Floor, Reston, Va., 20191. To reach these offices, contact us at 703-716-4777 (tel.) and 703-716-1110 (fax). Please direct all Netplex-related emails to info@netplexgroup.com or visit our web site at www.netplexgroup.com.

Market Opportunity

According to several recent reports and industry studies, the Information Technology (IT) services industry is among the fastest growing economic segments. A 1998 Legg Mason report states that the IT services market exceeded $125 billion in 1997(1) and International Data Corporation expects the industry to grow more than 80% by 2002(2). Meanwhile, demand for the technical talent needed to perform these services is increasing due to a 42% decline in computer science graduates(3) coupled with only a 5.5% per year growth rate for the total U.S. IT workforce(4). Technical talent has escalated in value as a result--a trend we expect to continue.

As the value of technical talent increases, we believe that the demand for Netplex's offerings--specialized IT services and capable technology consultants--will increase as well. We believe that we have positioned ourselves to take advantage of opportunities that this trend creates.

While we believe that our position within the IT services industry has been and will continue to be lucrative, we anticipate that the specific industry sector of Internet and e-business integration services will gain even more attention. Over the last two years, the demand for IT services has shifted significantly towards electronic business--the use of the Internet and related technologies to transform the way businesses operate. According to a 1998 International Data Corp. report, the Internet systems integration industry is projected to grow over 750% during the next four years(5).

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


----------
(1) Legg Mason Equity Research, Industry Analysis on Investing in Information Technology Services, February 6, 1998

(2)  International Data Corporation, quoted in Red Herring, August 1998

(3) Legg Mason Equity Research, Industry Analysis on Investing in Information Technology Services, February 6, 1998, representing 1986 to 1995

(4)  Source: Bureau of Labor Statistics, U.S. - Employment Projections

(5)  International Data Corporation, quoted in Red Herring, August 1998

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

Specialized Practice Groups

Netplex's Specialized Practice Groups deliver specialized solutions that build, manage, and protect customers' information systems and the networks upon which they run. Because our Specialized Practice Groups are capable of delivering their services anywhere in the world, they represent our "Specialized Expertise" directive.

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

Financial Information About Segments

For financial information regarding our three business units, Specialized Practice Groups, Regional Operations and Contractor Resources, see footnote 17 to the Company's Consolidated Financial Statements.

Competition

Netplex competes with many regional small to large size IT services organizations that have developed a market presence in a particular geographic market or area of specialization. The larger organizations which Netplex views as its competitors in each of its business units include the "Big 5" consulting firms, International Network Services, Inc. (NASDAQ: INSS), companies purchased by USWeb (NASDAQ: USWB), Sapient Corporation (NASDAQ: SAPE), Proxicom, AppNet, and Cap Gemini.

Backlog

Due to the nature of their businesses, the Regional Operations and Contractor Resources business units do not have any backlog. The backlog of the Specialized Practice Groups business unit is immaterial.

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

A list of the current business units and the headings under which their financial results will now be presented is below.

Specialized Practice Groups      Regional Operations       Contractors Resources
---------------------------      -------------------       ---------------------

o    E-Commerce Systems          o    All Systems          o    Contractors
     (ECS)                            Integration units         Resources

o    Applied Intelligence        o    All Technical
     Group (AIG) (Retail              Consulting Services
     Industry Systems                 units
     Solutions)

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

Strategic Relationships

Netplex   understands  the  critical  importance  of  developing  and  nurturing relationships with key information industry leaders. We believe that such partnerships are essential for maintaining our position as a premium-level service provider. As technologies evolve, Netplex's ability to deliver the most advanced solutions possible depends significantly on our alliances with leading technology manufacturers. With the addition of several new strategic relationships in 1998, Netplex's major technology partners now include:


o    AT&T                               o    Lucent Technologies

o    Check Point Software               o    Microsoft

o    Cisco Systems                      o    Novell

o    Hewlett-Packard                    o    Packeteer

o    IBM                                o    Unisys


Customers

While many of Netplex's recent contract victories have been with existing customers, the Company has continued to add new clients. Because our diverse service offerings often target businesses of contrasting sizes and industries, Netplex's customer base includes a wide variety of companies. Our clients include Fortune 500, Fortune 1000, and middle-market firms. In addition, our customers extend into the retail, healthcare, financial services, and telecommunications industries, among others. Some of our customers include:

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

Applied Intelligence Group..................Oklahoma City, OK
Business Protection Services................McLean, VA
Enterprise Systems Management...............New York, NY and Raleigh, NC
E-commerce Systems..........................Oklahoma City, OK

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

As mentioned earlier, the Internet systems integration industry--the services that will make e-business a reality--is projected to grow over 750% during the next four years. By aligning our future marketing initiatives with an e-business perspective, we expect that the high growth of this industry will translate into significant growth for Netplex. As a result our pursuit of e-business opportunities is the primary component of our growth strategy in 1999 and beyond.

Further, Netplex feels that, through its proven success of integrating acquisitions with organic growth, it has established a model through which it can deliver a full suite of quality, premium-level services while maintaining a healthy year-over-year growth rate.

Operations and Support

Despite the recent move of Netplex's headquarters from McLean, Va., to Reston, Va., many of our operations and support services are still located in our McLean office. The McLean office continues to house most of Netplex's critical information systems, including the management infrastructure for our wide area network (WAN), the Netplex web site and intranet, all electronic mail gateways, finance and accounting systems, and purchasing systems. A centralized management information systems department located in the McLean office manages all of the systems.

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

We are responsible  for, and pay the employer's  share of, Social Security taxes
(FICA), federal and state unemployment taxes, worker's compensation insurance and other costs relating to all of our employees. The suite of benefits we offer our contract employees differs from the one we offer to our permanent employees. Our Contractors

Resource's subsidiary tailors its benefits to its members, representing a third suite of benefits offered by Netplex. We believe that our relations with our employees are good.

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

Price Range of Common Stock

The quotations set forth in the table reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

Fiscal 1997                                                     High        Low
-----------                                                     ----        ---
1st Quarter (Boston Stock Exchange) ......................      $3.25      $2.75
2nd Quarter (NASDAQ SmallCap Commencing April 20) ........       3.25       1.88
3rd Quarter ..............................................       3.13       1.50
4th Quarter ..............................................       2.94       0.75
Fiscal 1998
1st Quarter ..............................................      $1.72      $0.81
2nd Quarter ..............................................       1.81       1.25
3rd Quarter ..............................................       1.81       1.09
4th Quarter ..............................................       1.44        .88


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

Recent Sales of Unregistered Securities

The Company sold the following securities in the past three years which were not registered under the Securities Act of 1933, as amended:

In June 1996, the Company, then known as CompLink, Ltd., issued 3,245,000 shares of Common Stock and options to purchase 1,691,000 shares of Common Stock in connection with its merger with America's Work Exchange and The Netplex Group, Inc. to the former shareholders of such companies. The options have a 5-year term and are immediately exercisable. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In July 1997, the Company issued 80,000 shares of Common Stock and the obligation to issue additional shares of Common Stock based on the closing price of the Common Stock on December 31, 1998 in exchange for the outstanding membership interests of Onion Peel Solutions LLC. In February 1999, the Company issued an additional 297,396 shares of Common Stock based on the December 31, 1998 closing price. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In February 1998 the Company sold 80,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at a price of $1.20 per share, for an aggregate of $100,000. The warrants have a 5-year term and are immediately exercisable. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In March 1998, the Company sold 1,457,000 shares of Common Stock at a price of $1.00 per share for an aggregate of $1,457,000 to certain accredited investors and employees of the Company. These shares carry registration rights. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In April 1998, the Company sold 1,500 units at a price of $1,000 per unit for an aggregate of $1.5 million to certain accredited investors. Each unit consists of a warrant to purchase the number of shares of Common Stock equal to $1,000 divided by an adjustable exercise price and an additional warrant to acquire 52 shares of Common Stock at a price equal to the adjustable exercise price. The warrants have a 5-year term and are immediately exercisable. The Company paid an aggregate placement fee and non-accountable expense allowance of $284,500 and also granted the placement agent a warrant to purchase 39,000 shares of Common Stock at a price of $1.47. The warrants have a 10-year term and are immediately exercisable. The placement agent for this transaction was The Zanett Corporation and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In April 1998, the Company sold 100,000 shares of Common Stock at a price of $1.50 per share for an aggregate of $150,000 to certain accredited investors. These shares carry registration rights. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In April 1998, the Company sold 35,000 shares of Common Stock at a price of $1.375 per share for an aggregate of $48,125 to certain accredited investors. These shares carry registration rights. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In June 1998, the Company, in addition to other consideration, issued 450,000 shares of Common Stock in exchange for all of the outstanding equity securities of Automated Business Systems of North Carolina, Inc. and Kellar Technology Group, Inc. (collectively "ABS") to the former shareholders of ABS. The Company also agreed to issue additional shares of Common Stock through December 31, 2000 if ABS meets certain operating targets. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In August 1998, the Company sold 451,000 shares of Common Stock at a price of $1.3125 per share for an aggregate of $592,000 to certain accredited investors. These shares carry registration rights. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In September 1998, the Company sold 1,700 units at a price of $1,000 per unit and warrants to purchase 141,667 shares of Common Stock at an exercise price of $1.3938 per share for an aggregate of $1.5 million to certain accredited investors. Each unit consists of a warrant to purchase the number of shares of Common Stock computed by dividing $1,700,000 by 125% of the fixed exercise price of $1.3938, with respect to any exercise within the first year, and the lower of the fixed exercise price and a variable exercise price (subject to a floor price of $1.00), with respect to any exercise after the first year. The warrants have a 10-year term and are immediately exercisable. The Company paid an aggregate placement fee of $175,000 and issued the placement agent 50,000 shares of Common Stock. The placement agent for this transaction was Zanett Securities Corporation and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In September 1998, the Company sold 1,500,000 shares of Class C, 9.9% Convertible Preferred Stock at a price of $1,000 per share and warrants to purchase up to 600,000 shares of Common Stock (under certain circumstances) for a price of $1.375 per share for an aggregate of $1.5 million to Waterside Capital. The Class C Preferred Stock bears a dividend rate of 9.99% for the first year, and 15% thereafter. The Preferred Stock is convertible at any time after the earlier of a change in control of the Company or five years from the date of issuance and is redeemable at the option of the Company at any time within the first five years.. The number of shares into which the Preferred Stock is convertible is equal to $1,500,000 (plus accrued but unpaid dividends) divided by 25% of the 20 day average trading price of the Common Stock immediately prior to conversion. The warrants issued entitle the holder to acquire 150,000 shares of Common Stock at $1.375 per share. The Company may be required to issue up to an additional 450,000 shares of Common Stock under the warrants, depending upon the term in which the Class C Preferred Stock is outstanding. The warrants have a 10-year term and are immediately exercisable. The Company paid an aggregate placement fee of $175,000 and issued the placement agent warrants to purchase 125,000 shares of Common Stock at $1.59 per share. The warrants have a 5-year term and are immediately exercisable. The placement agent for this transaction was Ferris Baker & Watts and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In October 1998, the Company issued 643,770 shares of Class B Preferred Stock to Applied Intelligence Group, Inc. in connection with the purchase of such company's information technology consulting business. Each share of Class B Preferred Stock is immediately convertible into one share of Common Stock. No dividends are payable on Class B Preferred Stock. The Company also agreed to pay AIG additional consideration if the information technology consulting business meets certain operating targets. Such additional consideration would include up to 643,770 shares of Class B Preferred Stock if the information technology consulting business achieves approximately $9 million in net profits over the next 9 quarters. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA

Year ended December 31
                                                              1998            1997            1996            1995            1994
                                                            --------        --------        --------        --------        --------
                                                                       (dollar amounts in thousands, except per share data)
Revenues                                                    $ 61,279        $ 40,468        $ 33,525        $ 26,782        $ 18,643
Cost of revenue                                               49,315          35,416          30,878          23,513          16,873
                                                            --------        --------        --------        --------        --------
Gross profit                                                  11,964           5,052           2,647           3,269           1,770
Expenses:
    Selling, general and administrative                       13,949           7,899           5,206           3,466           1,686
    Restructuring costs                                          160            --              --              --              --
    Acquired in-process technology                               250            --              --              --              --
                                                            --------        --------        --------        --------        --------
Operating loss                                                (2,395)         (2,873)         (2,559)           (197)             84
Other income (expense):
    Interest income (expense), net                              (154)            (26)             33               5               8
    Other income                                                --              --                 5              23              24
                                                            --------        --------        --------        --------        --------
Loss from continuing operations before
    income taxes                                              (2,549)         (2,873)         (2,521)           (169)            116
Income tax (benefit) provision                                  --                --             (34)             (4)             49
                                                            --------        --------        --------        --------        --------
    Loss from continuing operations                           (2,549)         (2,873)         (2,487)           (165)             67
Discontinued operations:                                        --
   Loss from operations of discontinued
        business                                                --              --            (1,332)           --              --
    Net gain from disposal                                      --              --             1,820            --              --
                                                            --------        --------        --------        --------        --------
Income from discontinued operations                             --              --               488            --              --
Net income (loss)                                           $ (2,549)       $ (2,873)       $ (1,999)       $   (165)       $     67
                                                            ========        ========        ========        ========        ========

Basic and diluted earnings (loss) per
    common share
    Continuing operations                                   $  (0.31)       $  (0.46)          (0.51)          (0.05)           0.02
    Discontinued operations                                     --              --              0.09            --              --
                                                            --------        --------        --------        --------        --------
        Total                                               $  (0.31)       $  (0.46)       $  (0.42)       $  (0.05)       $   0.02
                                                            ========        ========        ========        ========        ========
    Weighted  average common shares
        outstanding, basic and diluted                         9,260           6,821           5,026           3,246           3,685
                                                            ========        ========        ========        ========        ========
At year-end
    Total assets                                            $ 20,651        $  6,912        $  9,889        $  7,799        $  2,592
                                                            ========        ========        ========        ========        ========
    Stockholders' equity                                    $  6,355        $  1,331        $  3,239        $    409        $    266
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

Consolidated Operating Results by Business Segment
Amounts in 000's
                                                 Year Ended December 31,
                                          ------------------------------------
                                            1998          1997          1996
                                          --------      --------      --------
Revenues
  Specialized Practice Groups             $  8,385      $  3,229      $  3,358
  Regional Operations                       18,013         5,191         3,725
  Contractors Resources                     34,881        32,048        26,442
                                          --------      --------      --------
    Revenues                                61,279        40,468        33,525
                                          --------      --------      --------

Gross profit
  Specialized Practice Groups                4,830         2,062           836
  Regional Operations                        5,802         1,894           676
  Contractors Resources                      1,332         1,096         1,135
                                          --------      --------      --------
    Gross profit                            11,964         5,052         2,647
                                          --------      --------      --------

Gross profit percentage
  Specialized Practice Groups                 57.6%         63.9%         24.9%
  Regional Operations                         32.2%         36.5%         18.1%
  Contractors Resources                        3.8%          3.4%          4.3%
                                          --------      --------      --------
    Gross profit percentage                   19.5%         12.5%          7.9%
                                          --------      --------      --------

Business unit expenses
  Specialized Practice Groups                4,584         2,497           657
  Regional Operations                        4,471         2,289         1,428
  Contractors Resources                      1,165         1,169         1,081
                                          --------      --------      --------
    Business unit expenses                  10,220         5,955         3,166
                                          --------      --------      --------

Business unit income (loss)
  Specialized Practice Groups                  246          (435)          179
  Regional Operations                        1,331          (395)         (752)
  Contractors Resources                        167           (73)           54
                                          --------      --------      --------
    Business unit income (loss)              1,744          (903)         (519)
                                          --------      --------      --------

Corporate expenses                           2,514         1,480         1,733
Inventory write-off                            131          --            --
Restructuring Costs                            160          --            --
Acquired in process technology                 250          --            --
                                          --------      --------      --------
  Total corporate and other costs            3,055         1,480         1,733
                                          --------      --------      --------

EBITDA                                      (1,311)       (2,382)       (2,253)

Interest, taxes, depreciation
  and amortization                           1,238           491           235
                                          --------      --------      --------

Loss from continuing operations           $ (2,549)     $ (2,873)     $ (2,487)
                                          ========      ========      ========

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

Business unit income for the year was approximately $1.7 million as compared to a business unit loss of $903,000 for the same period of 1997, an improvement of approximately $2.6 million. This improvement includes increases in business unit profits from Regional Operations, Specialized Practice Groups, and Contractors Resources of $1.7 million, $681,000, and $217,000, respectively. Business unit income for PSS, ABS, and AIG accounted for $923,000 of this improvement.

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

Business  unit  expenses  for  the  year  ended   December  31,  1997  increased
approximately $2.8 million or 87% to approximately $5.9 million from approximately $3.1 million for the same period of 1996. This increase includes increases in Specialized Practice Groups, Regional Operations, and Contractors Resources business unit expenses of approximately $1.8 million, $861,000, and $88,000, respectively. The increase in Specialized Practice Groups business unit expenses of $1.8 million is principally due to expansion of the sales force and the hiring of additional practice management technical staff and related training expenditures to pursue and prepare for prospective engagements. The Specialized Practice Groups increase also includes $420,000 of business unit expenses for Onion Peel (acquired in July 1997). The Regional Operations business unit expense increase is principally due to the expansion of the sales and recruiting forces in the Technical Consulting Group. The increase in business unit expenses for Contractors Resources is principally due to the expansion of its administrative workforce.

The business unit income for the year ended December 31, 1997 was a loss of approximately $903,000 as compared to an operating business unit loss of $519,000 for the same period of 1996, an increased loss of $361,000. This increase includes increased business unit losses from Specialized Practice Groups and Contractors Resources of $213,000 and $104,000, respectively, partially offset by a reduction in business unit loss of $357,000 for Regional Operations. Onion Peel contributed $489,000 of business unit income in 1997.

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

The loss from continuing operations increased approximately $386,000 to approximately $2.9 million compared to loss from continuing operations of approximately $2.5 million in the same period of 1996. The components of the increased loss are discussed above,

As a result of the net loss from continuing operations no provision or benefit for income taxes was required for the year ended December 31, 1997. In 1996, the Company recorded a $34,000 income tax benefit generated from a change in the deferred tax asset valuation allowance.

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

In January 1998, the Company completed the purchase of all of the stock of PSS. In June 1998 the Company completed the purchase of all of the stock of ABS.
Effective September 1, 1998 the Company acquired certain assets of AIG. See additional discussion of the PSS, ABS, and AIG acquisitions in Note 1(1) -Acquisitions.

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

On September 28, 1998, the Company completed the sale of 1,700 units of a Private placement, totaling $1.5 million ($1.3 million net of expenses). See additional discussion in Note 3 - Equity Financings.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Frank Lagattuta was a director of the Company from 1997 to 1999 and was its Chief Operating Officer in 1998 and 1999. Mr. Lagattuta served as the President and Chief Operating Officer of CompuLaw, Ltd. of Los Angeles from 1996 until June 1998. Prior thereto, he was the Vice President of Sales and Marketing for Saft America, Inc. from 1993 to 1996. Mr. Lagattuta was the Vice President of Sales and Marketing for BISS Sales, Inc., from 1991 to 1993 and he served as the Executive Vice President of Sales and Marketing for Evernet Systems, Inc., from 1989 to 1991. Mr. Lagattuta also was employed in several management positions by Xerox Corporation from 1973 to 1989 and served as the President of Xerox Computer Services from 1987 to 1989. Mr. Lagattuta holds a Bachelor of Science degree in Accounting from Canisius College and a Master of Business Administration in Finance and Accounting from the University of Southern California. Mr. Lagattuta declined to stand for re-election to the Board and has therefore resigned as Vice President, Chief Operating Officer and director of the Company. Mr. Lagattuta continues to be employed by the Company and is directing the Company's Technical Consulting Services operations.

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


ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation the Company paid to Gene Zaino, President and Chief Executive Officer and Robert
M. Skelton, Vice President - Corporate Development, General Counsel and Secretary. In June 1996, the Company then called CompLink merged with The Netplex Group, Inc. and America's Work Exchange, Inc. and changed its name to The Netplex Group, Inc. Compensation paid for periods prior to June 1996 constitutes compensation paid by such predecessor companies. The Company had no executive officers, other than Mr. Zaino and Mr. Skelton, whose salary and bonus exceeded $100,000 for the year ended December 31, 1998.

Summary Compensation Table

                                                                   Long-Term
                                                                 Compensation
                                          Annual Compensation       Awards
                                                                  Securities
                                  Fiscal                          Underlying        All Other
Name and Principal Position        Year         Salary($)         Options(#)      Compensation($)
---------------------------        ----         ---------        ------------     ---------------
Gene Zaino, President(1)           1998         $140,747                             $15,000
                                   1997         $130,000           600,000 (3)       $ 4,563
                                   1996         $116,423                             $27,125 (2)
Robert Skelton, Secretary          1998         $101,988                             $11,000
                                   1997         $100,000            70,000 (3)       $ 2,903
                                   1996         $ 32,731            50,000 (3)       $ 2,000

----------
(1) Mr. Zaino is employed under an employment agreement pursuant to which he is paid a base salary of $130,000, which was increased by the Board in 1998 to $163,000 per annum. See "Executive Compensation -- Employment and Related Agreements."

(2) Mr. Zaino received $5,425 per month from December 1995 through May 1996 pursuant to a consulting agreement with the Company.

(3) Options to purchase 600,000 shares issued to Mr. Zaino in 1995 under the 1992 Incentive and Nonqualified Stock Option Plan were canceled in December 1997. Options to purchase 600,000 shares were issued immediately thereafter at a lower exercise price. None of Mr. Zaino's options have been exercised and 300,000 are vested as of December 31, 1998. Options to purchase 70,000 shares granted to Mr. Skelton in 1996 and 1997 under the Plan were canceled in December 1997 and options to purchase 70,000 shares were issued immediately thereafter to Mr. Skelton at a lower exercise price. None of Mr. Skelton's options have been exercised and 35,000 shares are vested as of December 31, 1998. Mr. Skelton's employment with the Company commenced in 1996.

Aggregated Option Exercises and Fiscal Year-end Option Values

                                 Number of Securities
                                      Underlying                   Value of Unexercised In-The-Money
                                Unexercised Options at                        Options at
                                 December 31, 1998(1)                   December 31, 1998($)(1)
                              --------------------------           ---------------------------------
    Name                   Exercisable/       Unexercisable        Exercisable/        Unexercisable
    ----                   ------------       -------------        ------------        -------------
Gene Zaino                     300,000              300,000            $27,900               $27,900
Robert Skelton                  35,000               35,000             $3,255                $3,255

----------
(1) At December 31, 1998 the closing price of the Company's Common Stock on the Nasdaq SmallCap Market was $1.063.

Employment and Related Agreements

Mr. Zaino is employed under a three-year employment agreement, effective as of June 7, 1996, pursuant to which he is paid a base salary of $130,000 per annum, which was increased by the Company's Board in 1998 to $163,000. Mr. Zaino is also entitled to receive an annual bonus based on the financial and operating performance of the

Company. Mr. Zaino may also receive an annual bonus at the sole discretion of the Board, based upon the financial and operating performance of the Company, which shall not exceed 60% of base salary.

The Company has obtained and is the beneficiary under a key-person life insurance policy for $1 million on Mr. Zaino.

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


     Name of Beneficial Owner                   Number of Shares of Common Stock
                                                       Beneficially Owned
                                                               (1)
                                                  Number                Percent
                                                  ------                -------
Gene Zaino                                      1,638,350(2)             15.5%
The Netplex Group, Inc.
1800 Robert Fulton Drive, Second Floor
Reston, Virginia  20191-9992

     Name of Beneficial Owner                   Number of Shares of Common Stock
                                                       Beneficially Owned
                                                               (1)
                                                  Number                Percent
                                                  ------                -------
Zanett Lombardier, Ltd.                         1,076,040(3)              9.5%
Tower 49 31st Floor
12 E. 49th Street
New York, NY 10021

The viaLink Company                               643,770                 6.3%
13800 Benson Road
Edmond, OK 28227

Goldman Sachs Performance Partners LP             591,444(4)              5.5%
c/o Commodities Corporation LLC
701 Mount Lucas Road CN 850
Princeton, NJ 08540

The Estate of John Thompson                       585,716(5)              5.5%
1800 Robert Fulton Drive Second Floor
Reston, Virginia 20191

Robert Skelton                                     71,918(6)               *

Richard Goldstein                                  30,000(7)               *

Deborah Novick                                     16,250(8)               *

Steve Hanau                                        15,000                  *

J. Alan Lindauer                                        0                 --

Walton E. Bell, III                                     0(9)              --

Pamela Fredette                                         0                 --

All directors and                               1,757,703(10)            16.5%
   executive officers as a

   Group (8 persons)


----------
*    Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and, unless otherwise indicated, includes sole voting and investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the outstanding Common Stock beneficially owned by the person holding such options or warrants but are not deemed outstanding for computing the percentage beneficially owned by any other person. Based solely on a review of Schedules 13G and 13D that have been filed and delivered to the Company, the Company is not aware of any 5% beneficial holders of its Common Stock, other than the persons specified in the table above.

(2) Includes 373,420 shares of Common Stock, subject to currently exercisable options or warrants.

(3) Includes 1,065,836 shares of Common Stock subject to currently exercisable warrants.

(4) Consists of 539,310 shares of Common Stock subject to a currently exercisable prepaid warrant and 52,134 shares of Common Stock subject to a currently exercisable incentive warrant.

(5) Includes 385,194 shares of Common Stock subject to currently exercisable options or warrants.

(6) Includes 70,000 shares of Common Stock subject to currently exercisable options.

(7) Includes 15,000 shares of Common Stock subject to currently exercisable options.

(8) Consists of 16,250 shares of Common Stock subject to currently exercisable options or warrants.

(9) Started July 1, 1998 and holds options to purchase 100,000 shares of Common Stock, none of which are currently exercisable.

(10) Includes 507,361 shares of Common Stock subject to options or warrants.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 1997, on the occasion of its move from New York to McLean, Virginia, the Company loaned $150,000 to Gene Zaino, its chief executive officer, for relocation expenses. The loan bears interest at 8% per annum and is due in January 2002. The amount is classified as long-term debt on the Company's consolidated balance sheet at December 31, 1998. At December 31, 1997, the outstanding amount due on the loan was approximately $161,000 which was the largest aggregate amount outstanding at any time during 1997. At December 31, 1998, the outstanding amount due under the loan was approximately $175,000, including approximately $25,000 in accrued interest, which was the largest aggregate amount outstanding at any time during 1998.

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
          are included herein:

                                                                           Page
          Independent Auditors' Report..................................    F-2

          Consolidated Balance Sheets as of December 31, 1998 and 1997      F-3

          Consolidated Statements of Operations for the years ended         F-4
                   December 31, 1998, 1997 and 1996.....................

          Consolidated Statements of Stockholders' Equity for the years     F-5
                   ended December 31, 1998, 1997 and 1996...............

          Consolidated Statements of Cash Flows for the years ended.....    F-8
                   December 31, 1998, 1997 and 1996.....................

          Notes to Consolidated Financial Statements....................    F-9

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

     3.   Exhibits

Exhibit                       Description of Document
Number

2.1 Agreement and Plan of Reorganization and Merger dated as of November 20, 1995, by and among The Netplex Group, Inc., America's Work Exchange, Inc. and the Company.**

3.1       Composite Certificate of Incorporation, as amended.******

3.2       The Company's By-laws.**

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

Exhibit                       Description of Document
Number

10.10     1995 Directors' Stock Option Plan.*****

10.11     1995 Consultant's Stock Option Plan.*****

10.12     Employment Agreement between the Company and Gene Zaino.*

10.13 Agreement by and among XcelleNet, Inc., The Netplex Group, Inc. and Technology Development Systems, Inc. dated November 5, 1996******

21        Subsidiaries of The Netplex Group, Inc.******

23        Consent of KPMG LLP.******

27        Financial Data Schedule.******


(b) The Company filed one report Form 8-K/A in the quarter ended December 30, 1998, under Item 2 Acquisition and Disposition of Assets.

----------
* Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

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



                                        The Netplex Group, Inc.

                                        By: /s/ Gene Zaino
                                            --------------------------------

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

Signature                               Title                         Date
---------                               -----                         ----

/s/ Gene Zaino                     Chairman, President and       April 20 , 1999
--------------------------         Chief Executive Officer
Gene Zaino                         [Principal Executive
                                   Officer]

/s/ Walton E. Bell, III            Chief Financial Officer       April 20 , 1999
--------------------------         and Treasurer [Principal
Walton E. Bell, III                Financial Officer]

/s/ Neil Luden                     Vice President & Director     April 20, 1999
--------------------------
Neil Luden

/s/ Richard Goldstein              Director                      April 20, 1999
--------------------------
Richard Goldstein

/s/ Frank C. Lagattuta             Director                      April 20, 1999
--------------------------
Frank C. Lagattuta

/s/ Deborah Novick                 Director                      April 20, 1999
--------------------------
Deborah Novick

/s/ Steven Hanau                   Director                      April 20, 1999
--------------------------
Steven Hanu

                                                                     SCHEDULE II

                             THE NETPLEX GROUP, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                      Balance at    Additions                           Balance
                     beginning of   charged to                         at end of
                        period      operations   Write-offs   *Other    period
                     ------------   ----------   ----------   ------   --------
Allowance for doubtful accounts

Year Ended:

December 31, 1996       $  46         $ 140       $     (9)  $   --      $ 177
                        =====         =====       ========   ========    =====
December 31, 1997         177           (26)           (18)      --        133
                        =====         =====       ========   ========    =====
December 31, 1998       $ 133         $ 200       $   --     $    256    $ 589
                        =====         =====       ========   ========    =====


*    Amount represents allowance for bad debts on acquired accounts receivable.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Independent Auditors' Report............................................    F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997............    F-3
Consolidated Statements of Operations for the years ended
         December 31, 1998, 1997 and 1996...............................    F-4
Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 1998, 1997 and 1996.........................    F-5
Consolidated   Statements  of  Cash  Flows  for  the  years  ended
         December 31, 1998, 1997 and 1996...............................    F-8
Notes to Consolidated Financial Statements..............................    F-9

                          Independent Auditors' Report



Board of Directors and Stockholders
The Netplex Group, Inc.:


We have audited the accompanying consolidated balance sheets of The Netplex Group, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement Schedule II - Valuation and Qualifying Accounts, for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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



                                             /s/ KPMG LLP



McLean, Virginia
April 19, 1999

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     Assets
                                                                             1998            1997
                                                                         ------------    ------------
Current assets:
   Cash and cash equivalents                                             $    870,465    $    353,005
   accounts receivable, net of allowance for doubtful
      accounts of $589,000 and $133,000, respectively                      11,654,743       4,133,148
   Prepaids and other current assets                                          523,480         432,842
                                                                         ------------    ------------
     Total current assets                                                  13,048,688       4,918,995
                                                                         ------------    ------------

   Property and equipment, net                                              1,704,975         952,546
   Employee notes receivable                                                  248,762         193,464
   Other assets                                                               213,174          82,738
   Acquired software, net                                                   1,091,624         418,225
   Fulfillment data base, net                                                 797,148            --
   Other acquired intangible assets, net                                    1,773,333            --
   Goodwill, net                                                            1,772,919         346,529
                                                                         ------------    ------------
     Total assets                                                        $ 20,650,623    $  6,912,497
                                                                         ============    ============

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                      $  2,545,730    $    567,805
   Line of credit                                                           4,041,000       1,316,300
   Notes payable                                                              300,000            --
   Accrued expenses and other current liabilities                           6,418,326       3,383,024
   Obligation under capital lease, current portion                             97,315          96,073
   Deferred revenues                                                          835,827         109,497
                                                                         ------------    ------------
     Total current liabilities                                             14,238,198       5,472,699
   Capital lease obligations, net of current portion                           57,901         109,096
                                                                         ------------    ------------
     Total liabilities                                                     14,296,099       5,581,795
                                                                         ------------    ------------

Stockholders' equity:
   Class A Cumulative Preferred Stock: $.01 par value; liquidation preference of $4.00 per share for 1998 and 1997 and unpaid dividends of $267,004; 2,000,000 authorized, 987,753 shares
     outstanding in 1998 and 1,062,500 shares in 1997                           9,875          10,625
   Class B Preferred Stock: $.01 par value; liquidation preference of
     $3.50 per share; 1,500,000 authorized, 643,770 shares outstanding
     in 1998 and no shares outstanding in 1997                                  6,438            --
   Class C Cumulative Preferred Stock: $.01 par value; liquidation preference of $3.99 per share and unpaid dividends of $37,500;
     2,500,000 authorized; 1,500,000 share outstanding in 1998 and no
     shares outstanding in 1997                                                15,000            --
   Common Stock $.001 par value: 40,000,000 authorized; 10,204,735
     shares outstanding in 1998 and 7,470,370 shares in 1997                   10,204           7,470
   Additional paid in capital                                              13,821,531       6,272,407
   Accumulated deficit                                                     (7,508,524)     (4,959,800)
                                                                         ------------    ------------
   Commitments and contingencies
     Total stockholders' equity                                             6,354,524       1,330,702
                                                                         ------------    ------------
     Total liabilities and stockholders' equity                          $ 20,650,623    $  6,912,497
                                                                         ============    ============


          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                           1998           1997            1996
Revenues
  Services                                            $ 55,872,750    $ 39,394,880    $ 31,364,225
   Product                                               5,406,410       2,073,254       2,160,454
                                                      ------------    ------------    ------------
                                                        61,279,160      40,468,134      33,524,679
                                                      ------------    ------------    ------------
Cost of revenues
   Services                                             45,419,944      34,291,908      29,028,743
   Product                                               3,894,757       1,123,736       1,849,423
                                                      ------------    ------------    ------------
                                                        49,314,701      35,415,644      30,878,166
                                                      ------------    ------------    ------------
Gross profit                                            11,964,459       5,052,490       2,646,513

Operating expenses
   Selling, general and administrative expenses         13,949,309       7,899,756       5,205,906
   Restructuring costs                                     160,000            --              --
   Acquired in-process technology                          250,000            --              --
                                                      ------------    ------------    ------------
   Operating expenses                                   14,359,309       7,899,756      5,205,9061

   Operating loss                                       (2,394,850)     (2,847,266)     (2,559,393)

Other income (expense)
   Interest income (expense), net                         (153,874)        (26,337)         33,119
   Other income                                               --              --             4,808
                                                      ------------    ------------    ------------
                                                          (153,874)        (26,337)         37,927

Loss from continuing operations
   before income taxes                                  (2,548,724)     (2,873,603)     (2,521,466)

Income tax provision(benefit)                                 --              --           (34,000)
                                                      ------------    ------------    ------------

   Net loss from continuing operations                  (2,548,724)     (2,873,603)     (2,487,466)
                                                      ------------    ------------    ------------

Discontinued Operations
   Loss from operations of discontinued business              --              --        (1,332,050)

   Net gain from disposal                                                                1,820,129
                                                      ------------    ------------    ------------

   Income from discontinued operations                        --              --           488,079
                                                      ------------    ------------    ------------

   Net loss                                           $ (2,548,724)   $ (2,873,603)   $ (1,999,387)
                                                      ============    ============    ============

Basic and diluted earnings (loss) per common share:
   Continuing operations                              $      (0.31)   $      (0.46)   $      (0.51)
   Discontinued operations                                    --              --              0.09
                                                      ------------    ------------    ------------
    Total                                             $      (0.31)   $      (0.46)   $      (0.42)
                                                      ============    ============    ============
Weighted average common shares outstanding
    basic and diluted                                    9,259,599       6,820,863       5,026,306
                                                      ============    ============    ============


          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                          Class A Cumulative              Class B              Class C Cumulative
                                                              Convertible               Convertible                Convertible
                                                            Preferred Stock           Preferred Stock            Preferred Stock
                                                       ------------------------    -----------------------   -----------------------
                                                         Shares          $           Shares         $          Shares         $
                                                       ----------    ----------    ----------   ----------   ----------   ----------
Balance at December 31, 1995                                 --      $     --            --     $     --           --     $     --
   Private placement of Class A Cumulative,
     Convertible Preferred Stock                        1,750,000        17,500          --           --           --           --
                                                       ----------    ----------    ----------   ----------   ----------   ----------
Balance at December 31, 1996                            1,750,000        17,500          --           --           --           --
   Conversions of Preferred Stock to Common Stock        (687,500)       (6,875)         --           --           --           --
                                                       ----------    ----------    ----------   ----------   ----------   ----------
Balance at December 31, 1997                            1,062,500        10,625          --           --           --           --
   Conversions of Preferred Stock to Common Stock        (141,865)       (1,419)         --           --           --           --
   Dividends Paid in Kind                                  66,938           669          --           --           --           --
   Issuance of Class B Preferred Stock in
     connection with the Acquisition of AIG                  --            --         643,770        6,438         --           --
   Private Placement of Class C Preferred Stock              --            --            --           --      1,500,000       15,000
                                                       ==========    ==========    ==========   ==========   ==========   ==========
Balance at December 31, 1998                              987,573         9,875       643,770        6,438    1,500,000       15,000
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

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT'D)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                            Common Stock                 Additional
                                                                                    -----------------------------         Paid In
                                                                                       Shares              $               Capital
                                                                                    -----------       -----------       -----------
Balance at December 31, 1995                                                          3,197,608       $    31,976       $   579,124
   Net loss                                                                                --                --                --
   Reduction in par value resulting from the merger of the Company with
     Netplex from $0.01 to $.001 per share                                                 --             (28,778)           28,778
   Issuance of common shares in the merger of the Company with Netplex                3,245,295             3,245         1,767,488
   Private placement of Class A Cumulative, Convertible Preferred Stock                    --                --           3,024,346
   Preferred Stock dividends                                                               --                --             (98,194)
                                                                                    -----------       -----------       -----------
Balance at December 31, 1996                                                          6,442,903             6,443         5,301,542
  Net loss                                                                                 --                --                --
  Conversions of Preferred Stock to Common Stock                                        687,500               687             6,188
  Exercise of Common Stock warrants                                                     225,000               225           537,275
  Preferred Stock dividends                                                                --                --             (82,500)
  Issuance of Common Stock Options                                                         --                --              40,000
  Issuance of Common Stock in connection with the Onion Peel Solutions,
    L.L.C. acquisition                                                                   80,000                80           399,920
  Exercise of Common Stock Options                                                       34,967                35            69,982
                                                                                    -----------       -----------       -----------
Balance at December 31, 1997                                                          7,470,370             7,470         6,272,407

                                                                                    Accumulated
                                                                                      Deficit            Total
                                                                                    -----------       -----------
Balance at December 31, 1995                                                        $   (86,810)      $   524,290
   Net loss                                                                          (1,999,387)       (1,999,387)
   Reduction in par value resulting from the merger of the Company with
     Netplex from $0.01 to $.001 per share                                                 --                --
   Issuance of common shares in the merger of the Company with Netplex                     --           1,770,733
   Private placement of Class A Cumulative, Convertible Preferred Stock                    --           3,041,846
   Preferred Stock dividends                                                               --             (98,194)
                                                                                    -----------       -----------
Balance at December 31, 1996                                                         (2,086,197)        3,239,288
  Net loss                                                                           (2,873,603)       (2,873,603)
  Conversions of Preferred Stock to Common Stock                                           --                --
  Exercise of Common Stock warrants                                                        --             537,500
  Preferred Stock dividends                                                                --             (82,500)
  Issuance of Common Stock Options                                                         --              40,000
  Issuance of Common Stock in connection with the Onion Peel Solutions,
    L.L.C. acquisition                                                                     --             400,000
  Exercise of Common Stock Options                                                         --              70,017
                                                                                    -----------       -----------
Balance at December 31, 1997                                                         (4,959,800)        1,330,702



          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT'D)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                   Common Stock             Additional
                                                                           ----------------------------       Paid In
                                                                              Shares            $             Capital
                                                                           ------------    ------------    ------------
Balance at December 31, 1997                                                  7,470,370           7,470       6,272,407
  Net loss                                                                         --              --              --
  Conversions of Preferred Stock to Common Stock                                141,865             142           1,277
  Dividends Paid in Kind                                                           --              --              (669)
  Preferred Stock dividends                                                        --              --          (304,504)
  Private placements of Common Stock                                          2,123,000           2,123       2,343,440
  Private placements of Prepaid Common Stock purchase warrants                     --              --         2,582,490
  Issuance of Common Stock in connection with the Acquisition of ABS            450,000             450         590,175
  Issuance of Class B Preferred Stock in connection with the Acquisition
    of AIG                                                                         --              --           993,562
  Private placement of Class C Preferred Stock                                     --              --         1,324,457
  Exercise of Common Stock Options                                               19,500              19          18,896
                                                                           ------------    ------------    ------------
Balance at December 31, 1998                                                 10,204,735    $     10,204    $ 13,821,531
                                                                           ============    ============    ============

                                                                           Accumulated
                                                                             Deficit           Total
                                                                           ------------    ------------
Balance at December 31, 1997                                                 (4,959,800)      1,330,702
  Net loss                                                                   (2,548,724)     (2,548,724)
  Conversions of Preferred Stock to Common Stock                                   --              --
  Dividends Paid in Kind                                                           --
  Preferred Stock dividends                                                        --          (304,504)
  Private placements of Common Stock                                               --         2,345,563
  Private placements of Prepaid Common Stock purchase warrants                     --         2,582,490
  Issuance of Common Stock in connection with the Acquisition of ABS               --           590,625
  Issuance of Class B Preferred Stock in connection with the Acquisition
    of AIG                                                                         --         1,000,000
  Private placement of Class C Preferred Stock                                     --         1,339,457
  Exercise of Common Stock Options                                                 --            18,915
                                                                           ------------    ------------
Balance at December 31, 1998                                               $ (7,508,524)   $  6,354,524
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

     Coincident with the merger the Company's name was changed from CompLink, Ltd. to The Netplex Group, Inc. and the entity known as The Netplex Group, Inc. prior to the merger changed its name to Netplex Systems, Inc. The Company's fiscal year end was changed from July 31 to December 31. Upon completion of the merger, the Company consisted of Netplex Systems, Inc.; America's Work Exchange ("AWE"), and its wholly- owned subsidiary, Software Resources of New Jersey, now known as Contractors Resources ("CR"), and The Netplex Group, Inc. (formerly known as CompLink Ltd.) and its wholly-owned subsidiary, TDS.

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

                                                      (Unaudited)
                                                Year Ended December 31,
                                            1998         1997         1996
                                          --------     --------     --------
                                        (In Thousands Except Per Share Amounts)
Revenue                                   $ 71,424     $ 57,382     $ 47,242
Net loss                                      (817)      (3,188)      (1,436)
Basic and diluted loss per share             (0.08)       (0.40)       (0.23)
Weighted Average shares outstanding          9,914        7,915        6,200

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

     A reconciliation of the numerators and denominators of the basic and diluted EPS for the years ended December 31, 1998, 1997 and 1996, is provided below:

                                                        Income             Shares             Per-Share
                                                      (Numerator)       (Denominator)          Amount
                                                      -----------       -------------       -------------
1998
Net loss from continuing operations                   $(2,548,724)                          $
Preferred Stock dividend                                 (315,778)
                                                      -----------       -------------       -------------
Basic and diluted EPS
     Income available to common shareholders          $(2,864,502)          9,259,599       $       (0.31)
                                                      ===========       =============       =============

1997
Net loss from continuing operations                   $(2,873,603)               --         $        --
Preferred Stock dividend                                 (275,625)               --                  --
                                                      -----------       -------------       -------------
Basic and diluted EPS
     Income available to common shareholders          $(3,149,228)        $ 6,820,863       $       (0.46)
                                                      ===========       =============       =============

1996
Net loss from continuing operations                   $(2,487,466)               --         $        --
Preferred Stock dividend                                  (98,194)               --                  --
                                                      -----------       -------------       -------------
Basic and diluted EPS
     Income available to common shareholders          $(2,585,660)          5,026,306       $       (0.51)
                                                      ===========       =============       =============

     Stock Options

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

(6)  Property and Equipment

     Property and equipment consists of the following:

                                                       December 31,
                                                ---------------------------
                                                    1998           1997
                                                -----------    -----------

    Computer software                           $   896,134    $   493,935
    Computer and office equipment                 1,011,359        628,537
    Furniture and fixtures                          907,679        188,563
    Equipment under capital leases                  598,653        335,197
    Leasehold improvements                          101,682         38,520
                                                -----------    -----------
                                                  3,515,507      1,684,752

    Accumulated depreciation and amortization    (1,810,532)      (732,206)
                                                -----------    -----------

    Property and equipment, net                 $ 1,704,975    $   952,546
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

(7)  Accrued Expenses

     Accrued expenses consists of the following:

                                                  December 31,
                                            -----------------------
                                               1998         1997
                                            ----------   ----------

            Payroll and employee benefits   $5,403,764   $2,954,522
            Other                            1,014,562      428,502
                                            ----------   ----------
                                            $6,418,326   $3,383,024
                                            ==========   ==========


(8)  Notes Payable to Bank

     On September 29, 1998, the Company entered into a renewed bank line of credit facility agreement that expires on May 31, 2000. This line of credit facility provides for advances of 80% of eligible accounts receivable (as defined in the agreement) up to $6,000,000. Amounts borrowed bear interest at the bank's prime rate plus 3/4% (8.5% at December 31, 1998). The Company had outstanding advances of $4,041,000 and $1,316,300 on the line of credit at December 31, 1998 and 1997, respectively. The Company is required to maintain a tangible net worth of $2,100,000 through June 29, 1999 and $2,750,000 thereafter. The Company was not in compliance with certain covenants and has obtained a waiver from the bank as of December 31, 1998. The Company is in compliance with this covenant at December 31, 1998.

(9)  Income Taxes

     The reconciliation between the actual income tax expense and income tax computed by applying the statutory Federal income tax rate to earnings before provision for income taxes for the year ended December 31, 1998, 1997 and 1996 is as follows:

                                                         1998     1997     1996
                                                        -----    -----    -----
                                                             (in thousands)
Computed expected tax benefit on income from
continuing operations                                   $(867)   $(977)   $(857)
Non-deductible expenses:
  Change in valuation allowance for deferred tax          576      699      873
  assets
  Meals                                                   291      198      --
  Other                                                   --        80      (50)
                                                        $ --     $ --     $ (34)
                                                        =====    =====    =====


     The tax effects of temporary differences that give rise to significant portions of deferred taxes assets and deferred tax liabilities at December 31, 1998, 1997 and 1996 are presented below:


                                                            As of December 31,
                                                      -----------------------------
                                                        1998       1997       1996
                                                      -------    -------    -------
                                                              (in thousands)
Deferred tax assets:
     Net operating loss carryforwards                 $ 4,272    $ 4,010    $ 2,794
     Research and development credit carryforwards        187        187        187
     Excess  tax  basis  over  book  of net  assets       302        180        200
     acquired
     Inventory obsolescence reserve                       108         56         59
     Allowance for doubtful accounts receivable           146         48         74
     Accrued liabilities, not presently deductible       --            8        496
     Other                                               --         --           12
                                                      -------    -------    -------
         Total gross deferred tax assets                5,015      4,489      3,822
         Less valuation allowance                      (4,700)    (4,489)    (3,790)
                                                      -------    -------    -------
           Net deferred tax asset                         315       --           32
                                                      -------    -------    -------

Deferred tax liabilities:
     Intangible assets acquired                          (315)      --         --
     Obligation under capital leases                     --         --          (13)
     Other                                               --         --          (19)
                                                      -------    -------    -------
         Total deferred tax liabilities                  (315)      --          (32)
                                                      -------    -------    -------

         Net deferred tax asset (liability)           $  --      $  --      $  --
                                                      =======    =======    =======


     The net change in the valuation allowance in 1998, 1997, and 1996 were increases of $211,000, $699,000, and$$699,000, respectively. The Company has provided a valuation allowance for the majority of its deferred tax assets at December 31, 1998, 1997, and 1996 since the Company could not conclude that it was more likely than not that it would realize these assets due principally to the Company's history of losses.

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

     Employment Agreements

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

     Obligations Under Leases

     The Company leases computer equipment, furniture, vehicles, and office facilities under long-term lease agreements. The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases (with initial terms in excess of one year) as of December 31, 1998:


                                                         Capital      Operating
      Year ending December 31:                           Leases        Leases
                                                         -------      ---------
           1999                                       $  110,685      $1,025,670
           2000                                           36,168       1,027,468
           2001                                           14,472         794,042
           2002                                           14,472         666,121
           2003                                            2,363         295,320
        Thereafter                                           --              --
                                                      ----------      ----------

      Total  minimum lease payments                      178,160      $3,808,621
                                                                      ==========

      Less: amount representing interest                  22,944
                                                      ----------

      Present value of minimum lease payments         $  155,216
                                                      ==========

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

     During 1998, the Company issued warrants in connection with several equity issues (see Note 3 "Equity Issuances").

     The following table sets forth the warrants outstanding and their weighted average exercise price:

                                            Shares    Price
                                          ---------   -----
                     December 31, 1995    2,070,000   $2.64
                              Issued        225,000    2.83
                              Exercised        --      --
                                          ---------   -----
                     December 31, 1996    2,295,000   $2.66
                              Issued           --      --
                              Exercised        --      --
                                          ---------   -----
                     December 31, 1997    2,295,000   $2.66
                              Issued        814,102    1.29
                              Exercised        --      --
                                          ---------   -----
                     December 31, 1998    3,109,102   $2.30
                                          =========   =====


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

     Stock option activity for the Plans during the periods indicated is as follows:

                                                       ISO Plan                     Directors' Plan              Consultants' Plan
                                                ------------------------         ----------------------        ---------------------
                                                                Wt. Avg.                       Wt. Avg.                     Wt. Avg.
                                                Shares         Ex. Price         Shares       Ex. Price        Shares      Ex. Price
                                                ------         ---------         ------       ---------        ------      ---------
     December 31,1995                            724,500         $3.07            30,000        $3.56              --          $--

Assumed in Merger                              1,691,000          2.95              --           --                --           --
Granted                                          233,000          2.75            30,000         2.50              --           --
Exercised                                           --            --                --           --                --           --
Forfeited/Canceled                              (236,000)         5.50              --           --                --           --
Expired                                             --            --                --           --                --           --
                                              ----------         -----        ----------        -----        ----------        -----

     December 31, 1996                         2,412,500         $2.86            60,000        $3.03              --          $--

Granted                                        2,363,500          1.29            15,000         2.97            32,000         2.50
Exercised                                        (34,967)         2.00              --           --                --           --
Forfeited/Canceled                            (2,201,033)         2.78           (15,000)        2.50              --           --
Expired                                          (50,000)         4.40              --           --                --           --
                                              ----------         -----        ----------        -----        ----------        -----

     December 31, 1997                         2,490,000         $1.45            60,000        $3.15            32,000        $2.50

Granted                                          879,150          1.36            30,000         1.28           391,828         0.94
Exercised                                        (19,500)         0.97              --           --                --           --
Forfeited Canceled                              (864,450)         2.04              --           --                --           --
Expired                                             --            --                --           --                --           --
                                              ----------         -----        ----------        -----        ----------        -----

     December 31, 1998                         2,485,200          1.13            90,000         2.53           423,828         1.49
                                              ==========         =====        ==========        =====        ==========        =====


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

                                               1998         1997         1996
                                            (Thousands except per share amounts)

       Net loss - As reported                $(2,549)     $(2,874)     $(1,999)
                                             =======      =======      =======
       Net loss - Pro forma                  $(3,466)     $(4,836)     $(3,462)
                                             =======      =======      =======
       Net loss per share - As reported      $ (0.31)     $ (0.46)     $ (0.42)
                                             =======      =======      =======
       Net loss per share - Pro forma        $ (0.37)     $ (0.71)     $ (0.71)
                                             =======      =======      =======
       Weighted average shares outstanding     9,260        6,821        5,026
                                             =======      =======      =======


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

     The Company's reportable segments are as follows:

     --   Specialized   Practice  Groups  (SPG)--provides  global   specialized
          solutions that build, manage, and protect customers' information systems and the networks upon which they run.

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

     The table below presents information about segments used by the chief operating decision-maker of Netplex as of and for the years ended December 31, 1998, 1997, and 1996:

                                                             Segment
                            SPG         RO          CR        Total
                         --------    --------    --------    --------

          1998:
          Revenues       $  8,385    $ 18,013    $ 34,881    $ 61,279
          Gross profit      4,831       5,802       1,332      11,965
          EBITDA              247       1,330         167       1,744
          Total assets      8,378       6,794       4,269      19,441
          ===========================================================
          1997:
          Revenues       $  3,329    $  5,191    $ 32,048    $ 40,468
          Gross profit      2,062       1,894       1,096       5,052
          EBITDA             (435)       (395)        (73)       (903)
          Total assets      1,685         913       3,094       5,692
          ===========================================================
          1996:
          Revenues       $  3,358    $  3,725    $ 26,442    $ 33,525
          Gross profit        835         676       1,135       2,646
          EBITDA              178        (752)         54        (520)
          Total assets      1,647         521       3,116       5,284
          ===========================================================

Reconciliation of Segment Profit or (Loss) to (Loss) from Continuing Operations

                                               1998         1997         1996
                                             -------      -------      -------

     Segment EBITDA                          $ 1,744      $  (903)     $  (520)
     Unallocated corporate expenses           (3,055)      (1,480)      (1,378)
     Depreciation & amortization              (1,084)        (464)        (588)
     Interest expense, net                      (154)         (26)          33
     Tax expense                                --           --            (34)
                                             -------      -------      -------
     (Loss) from continuing operations       $(2,549)     $(2,873)     $(2,487)
                                             =======      =======      =======

(18) Restructuring Charge

     The Company recorded a restructuring charge of $275,000 during the third quarter of 1998, related to the reduction of duplicate costs and the consolidation of facilities, including severance costs. The Company recorded $115,000 during the forth quarter of 1998, as a reduction to the restructuring charge, resulting from an update of the Company's estimated restructuring costs.

(19) Subsequent Events

     On January 28, 1998, the Company raised $800,000 of financing in a private placement to accredited investors; the Company issued a note payable, subordinated to its line of credit with the bank. The note is payable February 24, 2004 and bears interest at 14% payable monthly.

     .