Form 10-Q
period 1999-03-31
NETPLEX GROUP INC
filed 1999-05-17
CIK 888028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  F O R M 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarterly period                                  Commission file number
 ended March 31, 1999                                            001-11784

                             THE NETPLEX GROUP, INC.

        (Exact name of small business issuer as specified in its charter)

           NEW YORK                                             11-2824578
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


         1800 Robert Fulton Drive, Ste. 250, Reston, Virginia 20191-4346
              (Address of principal executive offices and zip code)

                                 (703) 716-4777
             A (Registrant's telephone number, including area code)

             8260 Greensboro Drive, Ste. 501, McLean, Virginia 22102
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___   No _X_

As of May 7, 1999, 11,456,217 shares of the issuer's Common Stock were outstanding.

                             THE NETPLEX GROUP, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

Part I. Financial information

Item 1. Financial statements and supplementary data

        a)  Condensed Consolidated Balance Sheets as of
            March 31, 1999 and December 31, 1998..............................3

        b)  Condensed Consolidated Statements of Operations for
            the Three Months March 31, 1999 and 1998..........................4

        c)  Condensed Consolidated Statements of Cash Flows for
            the Three Months ended March 31, 1999 and 1998....................5

        d)  Notes to Condensed Consolidated Financial Statements..............6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........12

Part II Other information....................................................12

Item 6. Exhibits and Reports on Form 8-K.....................................12

        Signatures...........................................................13

Part I Financial Information

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Assets (Unaudited)

                                                                               March 31,     December 31,
                                                                                 1999            1998
                                                                             ------------    ------------
Current Assets:
    Cash and cash equivalents                                                $  1,572,884    $    870,465
    Accounts receivable, net of allowance for doubtful accounts of
      $366,058 and $588,670, respectively                                      14,944,492      11,654,743
    Prepaids and other current assets                                             941,953         523,480
                                                                             ------------    ------------
      Total current assets                                                     17,459,329      13,048,688
    Property and equipment, net                                                 1,654,846       1,704,975
    Employee notes receivable                                                     233,787         248,762
    Other assets                                                                  424,816         213,174
    Acquired software, net                                                      1,016,142       1,091,624
    Fulfillment data base net                                                     766,148         797,148
    Other acquired intangible assets                                            2,060,024       1,773,333
    Goodwill, net                                                               2,209,972       1,772,919
                                                                             ------------    ------------
      Total assets                                                           $ 25,825,064    $ 20,650,623
                                                                             ============    ============

                  Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                         $  4,847,631    $  2,545,730
    Line of credit                                                              4,397,611       4,041,000
    Notes payable                                                                    --           300,000
    Accrued expenses and other                                                  8,538,827       7,351,469
                                                                             ------------    ------------
      Total current liabilities                                                17,784,069      14,238,198
    Notes payable                                                                 800,000            --
    Other liabilities                                                              30,146          57,901
                                                                             ------------    ------------
      Total Liabilities                                                        18,614,215      14,296,100
                                                                             ------------    ------------

Stockholders' equity:
    Class A Cumulative Preferred Stock: $.01 par value; liquidation preference of $4.00 per share, unpaid dividends  of $27,986 in 1999 and $267,204 in 1998; 2,000,000 shares  authorized; 493,291 and
      987,753 shares outstanding in 1999 and 1998                                   4,932           9,875
    Class B Preferred Stock: $.01 par value;  liquidation preference of
      $3.50 per share; 1,500,000 shares authorized; 643,770 shares
      outstanding in 1999  and 1998                                                 6,438           6,438
    Class C Cumulative Preferred Stock:$.01 par value; liquidation preference of $3.99 per share; unpaid dividends of $37,500 in 1999 and $37,500 in 1998; 2,500,000 shares authorized; 1,500,000 shares
      outstanding in 1999 and 1998                                                 15,000          15,000
    Common Stock $.001 par value; 40,000,000 authorized, 11,456,217 shares
      outstanding in 1999 and 10,204,735 shares in 1998                            11,456          10,204
    Additional paid in capital                                                 14,928,994      14,126,035
    Accumulated deficit                                                        (7,755,972)     (7,813,028)
                                                                             ------------    ------------
      Commitments and contingencies
      Total stockholders' equity                                                7,210,850       6,354,524
                                                                             ------------    ------------
      Total liabilities and stockholders' equity                             $ 25,825,064    $ 20,650,623
                                                                             ============    ============


                 See notes to condensed consolidated statements
                                        3

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months Ended
                                                   ----------------------------
                                                     March 31        March 31
                                                       1999            1998
                                                   ------------    ------------
                                                           (Unaudited)

Revenues
  Services                                         $ 16,530,465    $ 12,154,094
  Product                                             6,163,734       1,140,334
                                                   ------------    ------------
                                                     22,694,199      13,294,428
Cost of revenues
  Services                                           12,509,091      10,386,267
  Product                                             5,071,680         708,104
                                                   ------------    ------------
                                                     17,580,771      11,094,371
                                                   ------------    ------------

    Gross profit                                      5,113,428       2,200,057

Selling, general and administrative expenses          4,857,698       2,576,085
                                                   ------------    ------------

    Operating income (loss)                             255,731        (376,028)

Interest expense, net                                  (132,810)        (66,072)
                                                   ------------    ------------

Net income(loss) before income taxes                    122,921        (442,100)

Provision for (benefit from) income taxes                  --              --
                                                   ------------    ------------

    Net income (loss)                              $    122,921    $   (442,100)
                                                   ============    ============

EARNINGS (LOSS) PER SHARE:
    Basic and diluted                              $       0.00    $      (0.06)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
    Basic                                            10,676,327       7,773,292
                                                   ============    ============


                 See notes to condensed consolidated statements
                                        4

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended
                                                                --------------------------
                                                                 March 31,      March 31,
                                                                   1999           1998
                                                                -----------    -----------
                                                                       (Unaudited)
Net cash used in  operating activities                          $  (318,234)   $  (580,364)
                                                                -----------    -----------

Investing activities:
     Purchases of property and equipment                           (122,824)      (109,127)
     Net Cash paid in acquisitions                                 (207,900)      (151,615)
                                                                -----------    -----------
          Net cash used in investing activities                    (330,724)      (260,742)
                                                                -----------    -----------

Financing activities:
     Proceeds from the exercise of stock options and warrants       799,269           --
     Proceeds from borrowings of subordinated debt                  800,000           --
     Net borrowings on line of credit                               356,611        282,548
     Payments of notes payable                                     (300,000)          --
     Dividends paid on Class A  and C Preferred Stock              (304,504)          --
     Net proceeds from stock offerings                                 --        1,555,500
     Principal payments of Capital lease obligations                   --          (23,656)
                                                                -----------    -----------
          Net cash provided by financing activities               1,351,376      1,814,392
                                                                -----------    -----------

     Increase in cash and cash equivalents                          702,419        973,286

Cash and equivalents at beginning of period                         870,465        353,005
                                                                -----------    -----------

Cash and equivalents at end of period                           $ 1,572,884    $ 1,326,291
                                                                ===========    ===========

Supplemental information:
   Cash paid  during the period for:
     Interest                                                   $   113,406    $    45,585
                                                                ===========    ===========
     Income taxes                                                      --             --
                                                                ===========    ===========
   Non-cash financing activity:
     Conversions of Preferred Stock to Common Stock             $     4,943    $       265
                                                                ===========    ===========


                 See notes to condensed consolidated statements
                                        5

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 1999 and 1998
                                   (Unaudited)

The accompanying unaudited condensed consolidated financial statements of The Netplex Group, Inc. and Subsidiaries ("Netplex" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 1999 and 1998.

Basis of Presentation

The accompanying financial statements include the accounts of The Netplex Group, Inc. and its wholly-owned subsidiaries for the three months ended March 31, 1999 and 1998. The accounts of Onion Peel Solutions, LLC, the PSS Group, Inc., Automated Business Systems of North Carolina, Inc., Kellar Technology Group, Inc. and Applied Intelligence Group, Inc. are included from the effective dates of their acquisitions, accounted for as purchases, which were July 1, 1997, January 1, 1998, June 30, 1998 and September 1, 1998, respectively. All significant intercompany transactions were eliminated in consolidation.

Earnings (loss) per share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted net income
(loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the periods. For the three month periods ended March 31, 1999 and 1998, the assumed exercise of the Company's outstanding stock options and warrants, Convertible Preferred Stock and contingently issuable shares in connection with certain business combinations would be anti-dilutive. The base of shares for the diluted calculation including common stock equivalents would be 16,980,984 and 9,675,665 shares respectively at March 31, 1999 and 1998.

A reconciliation of the numerators and denominators of the basic and diluted EPS for the three months ended March 31, 1999 and 1998, is provided below:

                                                        Income        Shares      Per-Share
                                                      (Numerator)  (Denominator)   Amount
                                                      ----------   -------------  ----------
1999 Basic and Diluted

Net income from continuing operations                 $  122,921                 $
Preferred Stock dividends                               (135,286)
                                                      ----------    ----------   ----------
EPS
      Income (loss) available to common
 shareholders                                         $  (12,365)   10,676,327   $    (0.00)
                                                      ==========    ==========   ==========

                                                        Income        Shares      Per-Share
                                                      (Numerator)  (Denominator)   Amount
                                                      ----------   -------------  ----------
1998 Basic and Diluted

Net loss from continuing operations                   $ (415,257)         --            --
Preferred Stock dividends                                (56,472)         --            --
                                                      ----------    ----------   ----------
EPS
     Income (loss) available to common shareholders   $ (471,729)    7,773,792   $    (0.06)
                                                      ==========    ==========   ==========

Subordinated Debt:

On January 28, 1999, the Company raised $800,000 in a private placement to accredited investors. The Company issued a note payable, subordinated to the line of credit that the Company has with the bank. The note is payable on or before February 24, 2004 and bears interest at 14%APR payable monthly.

PSS:

In January 1999, the Company and Preferred Systems Solutions amended the acquisition agreement for the purchase of The PSS Group, Inc. to eliminate the earn-out provision of the original agreement. The amendment requires the Company to purchase a split-dollar life insurance policy on the life of Preferred's shareholder and fund the policy with four equal annual payments of $425,000 beginning on January 29, 1999. The Company is a beneficiary of this life insurance policy. The discounted present value of the premium is charged to split-dollar life insurance in other assets and the difference is charged to non-compete agreement included in other acquired intangible assets and is being amortized over the remaining four years of the non-compete agreement.

Proforma Data:

The following table sets forth the proforma results for the three months ended March 31, 1998 resulting from the acquisition of Automated Business Systems of North Carolina, Inc., Kellar Technology Group, Inc., and the technology consulting division of The viaLink Company, Inc. (formerly Applied Intelligence Group, Inc.):

                (Amounts in thousands, except per share amounts)

                                                            Total
              Revenues                                     $16,813

              Net income (loss)                            $   386
                                                           =======

              Net income(loss) per share:

              Weighted Average common shares outstanding     8,867

                  Proforma EPS                             $  0.04
                                                           =======

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

The  Specialized  Practice  Groups  Segment  consists of three  business  units:
Enterprise Management Systems, Business Protection Services, and Applied Intelligence Group. The Company's accounting policies for these segments are the same as those described in the summary of Significant Accounting Policies, except that income tax expense is not allocated to each segment. In addition, the

Company evaluates the performance of its segments and allocates resources based on gross margin, and earnings before interest, taxes, depreciation and amortization ("EBITDA"). Intersegment revenues are immaterial. The table below presents information about segments used by the chief operating decision-maker of Netplex as of and for the three months ended March 31, 1999 and 1998:

                                                                         Segment
                                SPG            RO            CR           Total
                              -------        -------       -------       -------

1999:
Revenues                      $ 4,306        $ 9,399       $ 8,989       $22,694
Gross profit                    2,620          2,159           334         5,113
EBITDA                            897            699            46         1,642
Total assets                    8,503         10,538         5,297        24,338
================================================================================
1998:
Revenues                      $ 1,270        $ 3,490       $ 8,534       $13,294
Gross profit                      827          1,081           292         2,200
EBITDA                           (235)           344            65           174
Total assets                    2,268          2,697         3,433         8,380
================================================================================

Reconciliation of Segment Profit or (Loss) to (Loss) from Continuing Operations

                                                  1999       1998
                                                -------    -------
            Segment EBITDA                      $ 1,642    $   174
            Unallocated corporate expenses         (948)      (417)
            Depreciation & amortization            (438)      (133)
            Interest expense, net                  (133)       (66)
            Tax expense                            --         --
                                                =======    =======
            (Loss) from continuing operations   $   123    $  (442)
                                                =======    =======

Subsequent Events:

On April 23, 1999, the Company completed the purchase of the assets of Dean Liles and Associates, Inc, ("DLA") a Dallas, Texas based information technology consulting practice for $600,000 in cash. The Company used working capital to finance the acquisition. The acquisition is recorded effective April 1, 1999 and will be recorded using the purchase method of accounting. In connection with the acquisition, the Company has entered into employment agreements with certain employees of DLA.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 For the Quarters Ended March 31, 1999 and 1998

The following table sets forth the revenue, gross profit, business unit expenses, and business unit income of each of the business areas for the three months ended March 31, 1999 and 1998:

     Consolidated Operating Results by Business Segment
     Amounts in 000's
                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
     Revenues                                         1999        1998
                                                    --------    --------
         Specialized Practices                      $  4,306    $  1,270
         Regional Operations                           9,399       3,490
         Contractor's Resources                        8,989       8,534
                                                    --------    --------
           Revenues                                   22,694      13,294
                                                    --------    --------

     Cost of Revenues
         Specialized Practices                         1,686         443
         Regional Operations                           7,240       2,409
         Contractor's Resources                        8,655       8,242
                                                    --------    --------
           Cost of Revenues                           17,581      11,094
                                                    --------    --------

     Gross profit
         Specialized Practices                         2,620         827
         Regional Operations                           2,159       1,081
         Contractor's Resources                          334         292
                                                    --------    --------
           Gross profit                                5,113       2,200
                                                    --------    --------

     Gross profit percentage
         Specialized Practices                          60.8%       65.1%
         Regional Operations                            23.0%       31.0%
         Contractor's Resources                          3.7%        3.4%
                                                    --------    --------
           Gross profit percentage                      22.5%       16.5%
                                                    --------    --------

     Business unit expenses
         Specialized Practices                         1,724       1,062
         Regional Operations                           1,460         738
         Contractor's Resources                          288         226
                                                    --------    --------
           Business unit expenses                      3,472       2,026
                                                    --------    --------

     Business unit income (loss)
         Specialized Practices                           896        (235)
         Regional Operations                             699         343
         Contractor's Resources                           46          66
                                                    --------    --------
           Operating income                            1,641         174
                                                    --------    --------

     Corporate Expenses                                  948         417
                                                    --------    --------

     EBITDA                                              693        (243)

     Interest, taxes, depreciation & amortization        571         199
                                                    --------    --------

     Net operating income/(loss)                    $    122    $   (442)
                                                    ========    ========

The amounts expressed below are approximations and roundings.

Results of Operations

Three months ended March 31, 1999 compared to the three months ended March 31, 1998:

Revenue for the three months ended March 31, 1999 increased $9.4 million or 71% to $22.7 million, compared to $13.3 million for the same period in 1998. This increase includes a $5.9 million or 169% increase in Regional Operations revenue, a $3.0 million or 239% increase in Specialized Practices revenue, and a $455,000 or 5% increase in Contractors Resources revenue.

The revenue growth in 1999 includes $7.3 million of revenue contributed collectively by ABS and AIG which were acquired by the Company in June 1998 and September 1998, respectively, and $2.1 million or 16% in revenue growth of the businesses owned as of January 1, 1998 ("organic growth"). The organic revenue growth in 1999 includes increases in Regional Operations, Specialized Practices, and Contractors Resources revenues of $981,000 (28%), $681,000 (54%) and $455,000 (5%), respectively. The organic revenue growth in the Local and Specialized Practices is due primarily to increased sales volume in 1999 as compared to the same period of 1998. The growth in Contractor's Resources revenues is due to an increase in the number of contractor members which increased sales volume and increased rates for services.

Gross profit for the three months ended March 31, 1999 increased $2.9 million or 132% to $5.1 million as compared to $2.2 million for the same period of 1998. This increase includes increases in Regional Operations, Specialized Practices, and Contractor's Resources of $1.1 million or 100%, $ 1.8 million or 217% and $ 43,000 or 15%, respectively.

The gross profit growth includes $2.1 million of gross profit contributed collectively by ABS and AIG acquired in June 1998 and September 1998, respectively and a $785,000 increase in gross profits from businesses owned as of January 1, 1998 (organic growth). The organic gross profit growth includes increases in gross profits for Regional Operations, Specialized Practices and Contractor's Resources of $357,000 (33%) $385,000 (47%) and $43,000 (15%),
respectively.

Gross profit margins increased to 22.5% for the three months ended March 31, 1999 from 16.5% in the same period of 1998. Specialized Practices gross profit margins decreased from 65.1% in 1998 to 60.8% in 1999. Regional Operations gross profit margins decreased from 31.0% in 1998 to 23.0% in 1999. Contractors Resources gross profit margins increased from 3.4% in 1998 to 3.7% in 1999. The gross profit margin for ABS and AIG was 29%.

The decrease in Specialized Practices gross profit margins is primarily due to the higher product content in the 1999 revenues than in 1998 and increased systems implementation consulting revenue. Product revenue and systems implementation consulting revenue commands a lower gross profit margin than custom software development, high end consulting and system design work revenue, which did not grow as rapidly as the product or systems implementation consulting revenue during the three months ended March 31,1999.

The Regional Operations gross profit margin decrease is due to higher growth in Technical Consulting Services than in Systems Integration, Technical Consulting Services command a lower gross profit margin than Systems Integration work. Contractors Resources achieved higher gross profit margins primarily through increased billing rates to its customers.

Business unit expenses for the three months ended March 31, 1999 increased $1.5 million or 71% to $3.5 million from $2.0 million for the same period of 1998. This increase includes increases in Regional Operations and Specialized
Practices business unit expenses of $722,000 and $662,000, respectively. Contractors Resources business unit expenses increased by $62,000. The increase in business unit expenses was primarily due to the acquisitions of ABS and AIG which collectively increased business unit expenses in 1998 by $1.5 million. The increase in Contractor's Resources business unit expenses is due to the addition of operations staff to support growth.

Business unit income for the three months ended March 31, 1999 was $1.6 million as compared to business unit income of $174 thousand for the same period of 1998, an improvement of $1.4 million. This improvement includes increases in business unit profits from Regional Operations, Specialized Practices of $355,000 (103%), $1.1 million (482%), respectively, offset by a $19,000 (29%)
decline in Contractor's Resources business unit income. Business unit income for ABS and AIG accounted for $615,000 (42%) of this improvement.

Corporate expense for the three months ended March 31, 1999 increased $531,000 or 127% to $948,000 from $417,000 in the same period of 1998. This increase reflects an additional investment in corporate development capability to support the growth of operations and the integration of acquisitions.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended March 31, 1999 was $694,000 as compared to a loss of $243,000 for the same period of 1998, an improvement in EBITDA of $937,000. The components of this improvement are discussed above.

Depreciation, amortization and interest expense for the three months ended March 31, 1999 increased $372,000 to $571,000 from $199,000 for the same period of 1998. This increase is principally due to increased amortization and depreciation from the acquisitions of ABS and AIG and increased borrowings under the Company's line of credit facility to support growth for the three months ended March 31, 1999.

No provision for income taxes was required for the three months ended March 31, 1999 due to utilization of net operating loss carryforwards generated in previous years. No provision for income taxes was required for the three months ended March 31, 1998 due to the generation of net losses.

Net income for the three months ended March 31, 1999 was $122,000 compared to a net loss of $442,000 in the same period of 1998 an increase of $545,000. The components of this increase are discussed above.

Liquidity and Capital Resources:

At March 31, 1999, the Company had cash and cash equivalents of $1,572,884. The Company had $4,398,000 outstanding on its line of credit facilities, $800,000 in long term subordinated debt and long term capital lease obligations of $30,146.

The following increased the Company's liquidity and capital resources:

For the three months ended March 31, 1999 the Company's cash increased by $702,000. This increase is comprised of cash used in operating activities of $318,000, cash used in investing activities of $331,000 and cash provided by financing activities of $1,351,000.

As of March 31, 1998, the Company maintains a line of credit with a bank that allows the Company to borrow the lesser of $6,000,000 or 80% of eligible accounts receivable. Advances against this line of credit bear interest at 0.75% over the bank's prime rate and require the Company to maintain certain financial covenants. The Company had borrowings of $4,398,000 under the line of credit as of March 31, 1999. As of May 7, 1999 the Company had net availability of $927,000 under the line. This line of credit expires on July 1, 2000.

Capital expenditures for the three months ended March 31, 1999 were $123,000.

Dividends of $304,000 were paid on the Company's Class A and Class C Cumulative Preferred Stock during the three months ended March 31, 1999. The Company's Class B Preferred Stock does not bear dividends. At March 31, 1999, the Company had accrued dividends of $65,864 on the Class A and Class C Preferred Stock .

During the three months ended March 31, 1999, 494,282 shares of Class A Preferred Stock were converted into 494,282 shares of Common Stock. No shares of Class B or Class C Preferred Stock were converted into Common Stock during the three months ended March 31, 1999. The Class C shares are not eligible for conversion to Common Stock until September 2003. The conversions of the Class A Cumulative Preferred Stock during the three months ended March 31, 1999 will reduce the Company's obligation for dividend payments by $24,714 per quarter ($98,856 annually).

Incentive and consultant stock options and Common Stock purchase warrants to purchase an aggregate of 394,600 shares of the Company's Common Stock were exercised during the three months ended March 31, 1999, generating cash proceeds to the Company of $800,000.

In February 1999, the Company borrowed $800,000 of subordinated debt from Waterside Capital. The subordinated debt bears interest at 14% and matures in February 2004.

In January 1999, the Company paid a $300,000 note payable related to its January 1, 1998 acquisition of The PSS Group, Inc.

Acquisitions and future plans.

On April 23, 1999, the Company completed the purchase of the assets of Dean Liles and Associates, a Dallas, TX based information technology consulting practice for $600,000 in cash.

Based on the Company's current operating plan, the Company believes that the cash generated from operating activities, coupled with borrowings on its line of credit facility, will be sufficient to meet the anticipated needs for working capital and capital expenditure for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity needs, the Company may seek to obtain additional capacity on its line of credit, sell convertible debt securities or sell additional equity securities. However, no assurances can be given that any such addition financing sources will be available on acceptable terms or at all. The sale of convertible debt securities or additional equity securities could result in additional dilution to the Company's stockholders. The Company has no current plans, agreements, commitments, and is not engaged in any negotiations with respect to such transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item. The Company's obligations under its line of credit are short-term in nature with an interest rate which approximates the market rate.

Part II Other Information

Item 6 Exhibits and Reports on Form 8-K

(a)  Exhibits
     27 Financial Data Schedule

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE NETPLEX GROUP, INC.
                                                    (Registrant)


DATE: May 12, 1999                      /s/ Gene Zaino
                                        --------------------------------
                                        Gene Zaino
                                        Chairman of the Board
                                        And President (Principal
                                        Executive Officer)

DATE: May 12, 1999                      /s/ Walton E. Bell, III
                                        --------------------------------
                                        Walton E. Bell, III
                                        Vice President and Chief
                                        Financial Officer (Principal
                                        Financial and AccountingOfficer)