Form 10-Q/A
period 1998-03-31
NETPLEX GROUP INC
filed 1999-05-25
CIK 888028

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_].

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

               a)   Condensed  consolidated  balance sheets as of
                    March 31, 1998 and December 31, 1997..................... 3

               b)   Condensed  consolidated  statements  of  operations
                    for the   three months ended March 31, 1998 and 1997..... 4

               c)   Condensed  consolidated  statements  of cash  flows
                    for the three months ended March 31, 1998 and 1997....... 5

               d)   Notes to condensed consolidated financial statements..... 6

Item 2.        Management's  discussion and analysis of financial
               condition and results of operations.......................... 10

Part II        Other information............................................ 15

               Signature ................................................... 18


                                                                         2 of 20

PART I

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1998 and December 31, 1997
                                   (Unaudited)

                                                          March 31,     December 31,
                                                            1998            1997
                                                        ------------    ------------
                                ASSETS
Current Assets:
Cash and cash equivalents                                 $1,326,291      $  353,005
Accounts receivable, net                                   6,293,041       4,133,148
Prepaids and other current assets                            419,630         432,842
                                                        ------------    ------------
  Total current assets                                     8,038,962       4,918,995
Property and equipment, net                                1,012,474         952,546
Employee notes receivable                                    195,014         193,464
Other assets                                                 142,197          82,738
Fulfillment database, net                                    920,007            --
Acquired software, net                                       394,991         418,225
Goodwill, net                                                339,866         346,529
                                                        ------------    ------------
  Total assets                                           $11,043,501      $6,912,497
                                                        ============    ============

                  LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
Accounts payable                                          $1,051,407        $567,805
Line of credit                                             2,404,670       1,316,300
Accrued expenses and other                                 4,947,199       3,588,594
                                                        ------------    ------------
  Total current liabilities                                8,403,276       5,472,699
Other liabilities                                            196,164         109,096
                                                        ------------    ------------
  Total liabilities                                        8,599,440       5,581,795
                                                        ------------    ------------

Stockholders' equity:
Class A cumulative preferred stock;
  $.01 par value; 2,000,000 authorized,
  outstanding 1,062,500 shares in 1998
  and 1,062,500 shares in 1997
  (liquidation preference of the greater of
  [i]two times the stated value of $2 per
  share plus all accrued and unpaid dividends,
  or [ii] the amount that would have
  been  received  if such  shares were converted
  to Common Stock on the business day
  immediately prior to the liquidation)                       10,625          10,625
Common stock $.001 par value
  20,000,000 authorized, outstanding
  9,007,370 share in 1998
  7,470,370 shares in 1997                                     9,007           7,470
Additional paid in capital                                 7,826,370       6,272,407
Accumulated deficit                                       (5,401,901)     (4,959,800)
                                                        ------------    ------------
Commitments and contingencies
  Total stockholders' equity                               2,444,101       1,330,702
                                                        ------------    ------------
  Total liabilities and stockholders' equity             $11,043,541      $6,912,497
                                                        ============    ============

      See accompanying notes to condensed consolidated financial statements


                                                                         3 of 20

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                                   1998                        1997
                                                               ------------                ------------
Revenues                                                       $ 13,294,428                $  9,778,312

Cost of Revenues                                                 11,176,766                   8,844,054
                                                               ------------                ------------

Gross Profit                                                      2,117,662                     934,258

Selling general and administrative expenses                       2,483,723                   1,708,329
                                                               ------------                ------------

Operating loss                                                     (376,028)                   (774,071)

Interest income (expense), net                                      (66,076)                      8,220
                                                               ------------                ------------

Loss before Income Taxes                                           (442,100)                   (765,851)

Provision for Income taxes                                             --                          --
                                                               ------------                ------------

Net loss                                                       $   (442,100)               $   (765,851)
                                                               ============                ============

Loss per common share:


Basic and diluted loss per common share                        $      (0.06)               $      (0.12)
                                                               ============                ============


Weighted average common shares outstanding,
     basic and diluted                                            7,773,292                   6,457,631
                                                               ============                ============

      See accompanying notes to condensed consolidated financial statements


                                                                         4 of 20

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                     1998                      1997
                                                                 -----------               -----------
Operating activities:

Net cash flow from operating activities                          $  (580,364)              $  (146,600)
                                                                 -----------               -----------

Investing activities:
   Purchases of property and equipment                              (109,127)                  (54,632)
   Cash paid in acquisition, net of cash acquired                   (151,615)                     --
   Proceeds from the exercise of stock options                          --                      69,934
                                                                 -----------               -----------

Net cash flow from investing activities                             (260,742)                   15,302
                                                                 -----------               -----------

Financing activities:
   Net proceeds from stock offering                                1,555,500                      --
   Borrowings under line of credit                                   282,548                      --
   Principal payments on capital lease obligations                   (23,656)                  (15,086)
                                                                 -----------               -----------

Net cash flow from financing activities                            1,814,392                   (15,086)
                                                                 -----------               -----------

Increase (decrease) in cash and cash equivalents                     973,286                  (146,384)

Cash and equivalents at beginning of period                          353,005                 3,691,099
                                                                 -----------               -----------


Cash and equivalents at end of period                            $ 1,326,291               $ 3,544,715
                                                                 ===========               ===========


Supplemental information:
   Cash paid (received) during the period for:
      Interest                                                   $    45,585               $     4,612
                                                                 ===========               ===========

      Income taxes                                               $      --                 $      --
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


                                                                         6 of 20

     A reconciliation of the numerators and denominators of the basic and diluted EPS for the three months ended March 31, 1998 and 1997, is provided below:

                                                        Income               Shares               Per-Share
                                                     (Numerator)         (Denominator)             Amount
                                                  ------------------- ---------------------    ----------------
Three months ended March 31, 1998
 Net Loss                                               $(442,100)
 Preferred stock dividend                                  56,472
                                                        ---------
 Basic and diluted EPS
  Income available to common shareholders               $(498,572)            7,773,292            $   (0.06)
                                                        =========                                  =========

Three months ended March 31, 1997
 Net Loss                                               $(765,851)
 Preferred stock dividend                                  82,500
                                                        ---------
 Basic and diluted EPS

  Income available to common shareholders               $(848,351)            6,457,631            $   (0.13)
                                                        =========                                  =========

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

The  following  unaudited   supplemental   financial  information  presents  the
consolidated results of the Company from continuing operations, on a proforma basis, as though the acquisitions of Onion Peel and PSS were consummated on January 1, 1997 and reflects the historical results of operations of the purchased business adjusted for increased common shares outstanding from the merger.

                                                      Unaudited
                                                  Three Months Ended
                                                    March 31, 1997
                                               ------------------------
                                               (in thousands except per
                                                      share data)

Revenues                                               $ 11,267
                                                       ========
Net loss from continuing operations                    $   (849)
                                                       ========
Net loss per share from continuing operations          $  (0.14)
                                                       ========
Weighted average common shares outstanding                6,538
                                                       ========


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


                                                                         8 of 20

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

(5)  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS') No. 130, Reporting Comprehensive Income and SFAS No. 131 Segment Information. Both of those standards are effective for reporting periods beginning after December 15, 1997, and thus are effective for the Company beginning January 1, 1998. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which


                                                                         9 of 20
     they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Management does not believe that comprehensive income or loss is materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in three segments as defined, IT Solutions, IT Staffing, and IT Contractors Resources. The Company does not believe that the implementation of this pronouncement will have a material effect on the financial statement presentation.


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

o IT Staffing - Providing technical staff augmentation services to organizations based on technical need and Information Technology goals. IT Staffing provides customers with IT consulting and resource services on an as-


                                                                        10 of 20
     needed basis, generally for contract terms ranging from three to 12 months. Consulting rates vary based on the skills and experience of the consultants requested.

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

Consolidated Operating Results by Segment

                                                            For the three months ended March 31,
                                                                      Operating Revenue
                                                            ------------------------------------
                                                                         (in thousands)
                                                                 1998                      1997
                                                             --------                  --------
IT Solutions                                                 $  2,487                  $  1,087
IT Staffing                                                     2,273                       714
IT Contractors Resources                                        8,534                     7,977
                                                                                       --------
                                                                                       ========
     Operating revenues                                      $ 13,294                  $  9,778
                                                             ========                  ========

                                                                          Gross Profit
                                                            ------------------------------------
                                                                         (in thousands)
                                                                 1998                      1997
                                                             --------                  --------
IT Solutions                                                 $  1,234                  $    496
IT Staffing                                                       592                       191
IT Contractors Resources                                          292                       247
                                                             --------                  --------
                                                             $  2,118                  $    934
                                                             ========                  ========

                                                                       Operating Income
                                                            ------------------------------------
                                                                         (in thousands)
                                                                 1998                      1997
                                                             --------                  --------
IT Solutions                                                 $     10                  $   (198)
IT Staffing                                                        52                       (95)
IT Contractors Resources                                           79                       (12)
                                                             --------                  --------
     Operating income                                             141                      (305)
Corporate expenses                                                384                       364
                                                             --------                  --------
EBITDA                                                           (243)                     (669)
Interest, taxes, depreciation, & amortization                     199                        97
                                                                                       --------
                                                                                       ========
Net operating loss                                           $   (442)                 $   (766)
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

Gross Profit for the three months ended March 31,1998 increased approximately $1.2 million or 128% to approximately $2.1 million as compared to approximately $934,000 for


                                                                        11 of 20
the same period of 1997. This increase includes an increase of approximately $738,000 or 149% in IT Solutions gross profit, an approximately $400,000 or 210% increase in IT Staffing gross profit and a $45,000 or 18% increase in IT Contractor Resources gross profit. The increased IT Solutions gross profit is primarily due to an increase in revenues from the IT Solutions practice areas including Onion Peel. The increase in IT Staffing is attributable to growth and to the acquisition of The PSS Group, Inc in January 1998. The IT Contractor Resources increase is due to revenue growth.

Gross Profit percent increased to approximately 16.0% for the three months ended March 31, 1998, from approximately 9.6 % for the same period of 1997, this increase is due to higher revenue growth rates in the IT Solutions and IT Staffing businesses than experienced in the IT Contractor Resources business. The profit margins generated by IT Solutions and IT Staffing product offerings generate higher gross profit margins than IT Contractor Resources Revenues.

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

Operating income for the three months ended March 31, 1998 was approximately $141,000 as compared to an operating loss of $305,000 for the same period of 1997, and increase of approximately $446,000 which includes increased operating profits from IT Solutions, IT Staffing and IT Contractor Resources of approximately $208,000, $147,000, and $91,000, respectively.

Corporate   expense  for  the  three  months  ended  March  31,  1998  increased approximately $20,000 or 6% to approximately $380,000 from approximately $364,000 when compared to the same period of 1997.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended March 31, 1998 was a loss of $243,000 as compared to a loss of approximately $670,000 for the same period of 1997, an improvement of approximately $427,000. The components of this improvement are discussed above.

Depreciation and interest expense for the three months ended March 31, 1998 increased approximately $103,000 to approximately $190,000 from approximately $97,000 for the same period of 1997. This increase is principally due to increased borrowings under the Company's line of credit facility in the three months ended March 31, 1998 as compared to the same period of 1997.

No provision or benefit for income taxes was required for either the three months ended March 31, 1998 or 1997.

The net loss decreased approximately $323,000 to approximately $442,000 from approximately $765,000 in the same period of 1997. The components of this improvement are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 the Company had cash and cash equivalents of $1,326,291. The Company had $2,404,670 outstanding on its line of credit facilities and had long term capital lease obligations of $240,130.

The Company's liquidity and capital resources were increased by the following:

For the three months ended March 31, 1998 the Company's cash increased by $975,000. This increase is comprised of cash used in operating activities of approximately $580,000,cash


                                                                        12 of 20
used in investing activities of approximately $260,000 and cash provided by financing activities of approximately $1.8 million. The primary uses of cash were the Company's increased accounts receivable of approximately $1.4 million, the Company's net loss of $415,000, and $300,000 paid in the acquisition of PSS. These uses of cash were offset by cash provided from the net proceeds from the Company's private placements of equity of $1,555,000, increased accounts payable and accrued expenses of $1.0 million, and borrowings under the Company's line of credit of $280,000.

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

On April 7, 1998 Netplex completed the sale of 1,500 units of a Private Placement, totaling $1.5 million, to various purchasers. The Zanett Corporation acted as placement agent for the Private Placement. The sale represents the first half of a transaction that could include the sale of an additional 1,500 units for $1.5 million at a future date, subject to the satisfaction of certain conditions. Each unit sold in the private placement consisted of a prepaid Common Stock purchase warrant entitling the holder to


                                                                        13 of 20
acquire such number of shares of the Company's Common Stock as is equal to $1,000 divided by an adjustable exercise price and an additional incentive warrant to acquire 52 shares of Common Stock (or an aggregate of 78,000 shares of Common Stock). The Company also granted the Zanett Securities Corporation (which acted as placement agent) a warrant to purchase 39,000 shares of Common Stock. Zanett also received placement fees and a non-accountable expense allowance equal to 12.53% of the proceeds of the offering. The second half of the transaction would be for the sale to Zanett of an additional and committed 1,500 units, for $1,000 per unit, contingent at the discretion of the Zanett Securities Corporation on Netplex recording three consecutive quarters of increased profits and revenues, excluding any extraordinary items. With respect to the second half of the transaction, the exercise price of the purchase warrants and the incentive warrants will be based on the bid price of the Common Stock at the time of such closing. The funds from the Private Placement will be used to fund operations and acquisitions. Under NASDAQ regulations, certain aspects of the transaction must receive shareholder approval. The Company believes that it will obtain such shareholder approval at the Company's annual meeting. The Company believes that the proceeds should ensure that the Company will exceed NASDAQ's published net tangible assets requirement of $2 million. The Company has an oral hearing with NASDAQ on April 30, 1998 to review whether the Company is in compliance with the $2,000,000 net tangible asset requirement and to review the terms of this private placement. The failure to meet and maintain the NASDAQ requirements may result in the Common Stock no longer being eligible for quotation on NASDAQ and trading, if any, of the Common Stock would thereafter be conducted in the non-NASDAQ over-the-counter market. As a result of such delisting of the Common Stock from NASDAQ, it may be more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

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

The Company is expecting to incur operating losses until it achieves quarterly revenue and operating income levels of approximately $15,000,000 and $600,000, respectively. While it cannot be certain as to when such levels of revenue and profitability can be attained, the Company anticipates that such levels will be achieved during the next twelve months. The Company will continue to make significant investments in its technical workforce, marketing, training and infrastructure to increase productivity, build its core competency practice unit skill base and product offerings and foster growth of its operations.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, (including without limitation, future financings and expenses, as well as general market conditions) though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the


                                                                        14 of 20
significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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


                                                                        15 of 20

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 PROFORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                              As of March 31, 1998
                                   (Unaudited)

                                                                             March 31,            Proforma               March 31,
                                                                               1998             Adjustments                1998
                                                                           ------------         ------------           ------------
                                                                           (unaudited)                                  (proforma)
                               ASSETS
Current Assets:
Cash and cash equivalents                                                  $  1,326,291            1,312,050(1)        $
                                                                                                     198,125(2)           2,836,466
Accounts receivable, net                                                      6,293,041                                   6,293,041
Prepaids and other current assets                                               419,630                                     419,630
                                                                           ------------         ------------           ------------
  Total current assets                                                        8,038,962            1,510,175              9,549,137
Property and equipment, net                                                   1,012,474                                   1,012,474
Employee notes receivable                                                       195,014                                     195,014
Other assets                                                                    142,197                                     142,197
Fulfillment database, net                                                       920,007                                     920,007
Acquired software, net                                                          394,991                                     394,991
Goodwill, net                                                                   339,866                                     339,866
                                                                           ------------         ------------           ------------
  Total assets                                                             $ 11,043,541            1,510,175           $ 12,553,716
                                                                           ============         ============           ============

                 LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
Accounts payable                                                           $  1,051,407                                $  1,051,407
Line of credit                                                                2,404,670                                   2,404,670
Accrued expenses and other                                                    4,947,199                                   4,947,199
                                                                           ------------         ------------           ------------
  Total current liabilities                                                   8,403,276                                   8,403,276
Other liabilities                                                               196,164                                     196,164
                                                                           ------------         ------------           ------------
  Total liabilities                                                           8,599,440                 --                8,599,440
                                                                           ------------         ------------           ------------

Stockholders' equity:
Class A cumulative preferred stock;
   $.01 par value; 2,000,000 authorized,
   outstanding 1,062,500 shares in 1998
   and 1,062,500 shares in 1997
   (liquidation preference of the greater of
   [i] two times the stated value of $2 per
   share plus all accrued and unpaid dividends,
   or [ii] the amount that would have
   been received if such shares were
   converted to Common Stock on the business day
   immediately prior to the liquidation)                                         10,625                                      10,625
Common stock $.001 par value
   20,000,000 authorized, outstanding
   9,007,370 share in 1998
   7,470,370 shares in 1997                                                       9,007                  135                  9,142
Additional paid in capital                                                    7,826,370            1,312,050
                                                                                                     197,990              9,336,410
Accumulated deficit                                                          (5,401,901)                                 (5,401,901)
                                                                           ------------         ------------           ------------
Commitments and contingencies
  Total stockholders' equity                                                  2,444,901            1,510,175              3,954,276
                                                                           ------------         ------------           ------------

  Total liabilities and stockholders' equity                               $ 11,043,541            1,510,175           $ 12,553,716
                                                                           ============         ============           ============


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


                                      The Netplex Group, Inc.





Date: April 28, 1997                  By: /s/ Gene Zaino
      --------------                      --------------------------------------
                                      Gene Zaino, President and CEO
                                      (Principal Executive Officer) and Chairman
                                      of the Board





Date: April 28, 1997                  By: /s/ Matthew G. Jones
      --------------                      --------------------------------------
                                      Matthew G. Jones, Chief Financial Officer
                                      (Principal Accounting Officer)


                                                                        18 of 20

                                                                      EXHIBIT 11


                                                                               Three Months Ended
                                                                                    March 31
                                                                       -----------------------------------
                                                                          1998                    1997
                                                                       -----------             -----------
Basic Loss Per Share:
   Weighted average number of common shares outstanding                  7,773,292               6,457,631
   Common stock equivalents from outstanding stock options
                                                                       -----------             -----------
     Average shares outstanding                                          7,773,292               6,457,631
                                                                       ===========             ===========

   Net loss                                                            $  (415,257)            $  (765,851)
   Preferred dividends                                                      56,472                  82,500
                                                                       ===========             ===========
     Loss attributable to Common                                       $  (471,729)            $  (848,351)
                                                                       ===========             ===========

Basic Loss Per Share                                                   $     (0.06)            $     (0.13)
                                                                       ===========             ===========

Diluted Loss Per Share:
   Weighted average number of common shares outstanding                  7,773,292               6,457,631
   Preferred stock convertible into common shares                             --      (1)             --
   Common stock equivalents from outstanding stock options                    --      (1)             --
                                                                       -----------             -----------
     Average shares outstanding                                          7,773,292               6,457,631
                                                                       ===========             ===========
   Net loss                                                            $  (415,257)            $  (765,851)
   Preferred dividends                                                      56,472                  82,500
                                                                       ===========             ===========
     Loss attributable to Common                                       $  (471,729)            $  (848,351)
                                                                       ===========             ===========
Diluted Loss Per Share                                                 $     (0.06)            $     (0.13)
                                                                       ===========             ===========

(1) As the Company is in a net loss position the effect of all options and warrants, including Common Stock equivalents is anti-dilutive and is thus not presented in the computations of loss per common share.


                                                                        19 of 20