Form 10-Q/A
period 1998-06-30
NETPLEX GROUP INC
filed 1999-05-25
CIK 888028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_]

As of August 12, 1998, 9,618,825 shares of the registrant's Common Stock were outstanding.


                                                                         1 of 19

                             THE NETPLEX GROUP, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

INDEX

               Facing sheet

               Index

Part I.        Financial information

Item 1.        Financial statements and supplementary data

                 a) Condensed  Consolidated  Balance  Sheets as of
                    June 30, 1998 and December 31, 1997 .....................  3

                 b)  Condensed Consolidated Statements of Operations for
                     the Three Months and Six Months Ended
                     June 30, 1998 and 1997 .................................  4

                 c)  Condensed Consolidated Statements of Cash Flows for
                     the Six Months ended June 30, 1998 and 1997 ............  5

                 d)  Notes to Condensed Consolidated Financial Statements ...  6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ........................ 11

Part II          Other information .......................................... 17

                 Signatures ................................................. 18


                                                                         2 of 19

PART I
               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1998 and December 31, 1997
                                   (Unaudited)

                                                          June 30,      December 31,
                                                            1998            1997
                                                        ------------    ------------
                   ASSETS
Current Assets:
Cash and cash equivalents                               $  2,084,428    $    353,005
Accounts receivable, net                                   8,167,900       4,133,148
Prepaids and other current assets                            410,003         432,842
                                                        ------------    ------------
  Total current assets                                    10,662,331       4,918,995
Property and equipment, net                                  994,697         952,546
Employee notes receivable                                    213,792         193,464
Other assets                                                 241,322          82,738
Fulfillment database, net                                    843,645            --
Acquired software, net                                       379,267         418,225
Goodwill, net                                              1,058,428         346,529
                                                        ------------    ------------
  Total assets                                          $ 14,393,482    $  6,912,497
                                                        ============    ============

         LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
Accounts payable                                        $  1,975,515    $    567,805
Line of credit                                             1,894,742       1,316,300
Accrued expenses and other                                 6,618,113       3,588,594
                                                        ------------    ------------
  Total current liabilities                               10,488,370       5,472,699
Other liabilities                                            166,630         109,096
                                                        ------------    ------------
  Total liabilities                                       10,655,000       5,581,795
                                                        ------------    ------------

Stockholders' equity:
Class A cumulative preferred stock;
   $.01 par value; 2,000,000 authorized,
   outstanding 1,102,983 shares in 1998
   and 1,062,500 shares in 1997
   (liquidation preference of the greater of
   [i] two times the stated value of $2 per
   share plus all accrued and unpaid dividends,
   or [ii] the  amount  that  would  have
   been  received  if such  shares  were converted
   to Common Stock on the business day
   immediately prior to the liquidation)                      11,029          10,625
Common stock $.001 par value
   20,000,000 authorized, outstanding
   9,618,825 share in 1998
   7,470,370 shares in 1997                                    9,618           7,470
Additional paid in capital                                 9,661,512       6,272,407
Accumulated deficit                                       (5,943,677)     (4,959,800)
                                                        ------------    ------------
Commitments and contingencies
   Total stockholders' equity                              3,738,482       1,330,702
                                                        ------------    ------------

  Total liabilities and stockholders' equity            $ 14,393,482    $  6,912,497
                                                        ============    ============

      See accompanying notes to condensed consolidated financial statements


                                                                         3 of 19

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended                     Six Months Ended
                                                                      June 30,                              June 30,
                                                          -------------------------------       -------------------------------
                                                              1998               1997               1998               1997
                                                          ------------       ------------       ------------       ------------
Revenues                                                  $ 13,929,676       $  9,930,589       $ 27,244,104       $ 19,708,901

Cost of revenues                                            11,678,625          8,966,499         22,855,391         17,810,553
                                                          ------------       ------------       ------------       ------------

Gross profit                                                 2,251,051            964,090          4,368,713          1,898,348


Selling, general and administrative expenses                 2,778,421          1,736,624          5,272,107          3,444,953
                                                          ------------       ------------       ------------       ------------

   Operating loss                                             (527,370)          (772,534)          (903,394)        (1,546,605)

Other income (expense)
   Interest income(expense),net                                (14,403)            31,185            (80,479)            39,405
                                                          ------------       ------------       ------------       ------------


Loss before income taxes                                      (541,773)          (741,349)          (983,873)        (1,507,200)

Income tax provision(benefit)                                     --                 --                 --                 --
                                                          ------------       ------------       ------------       ------------

   Net loss                                               $   (541,773)      $   (741,349)      $   (983,873)      $ (1,507,200)
                                                          ============       ============       ============       ============

Basic and diluted (loss) per common share                 $      (0.07)      $      (0.13)      $      (0.13)      $      (0.26)
                                                          ============       ============       ============       ============

Weighted average common shares outstanding,
basic and diluted
                                                             9,172,542          6,577,870          8,472,566          6,517,750
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

     A reconciliation of the numerators and denominators of the basic and diluted EPS for the three months and the six months ended June 30, 1998 and 1997, is provided below:

                                                         Income                    Shares               Per-Share
                                                       (Numerator)              (Denominator)             Amount
                                                       ------------             -------------           ---------
Three months ended June 30, 1998
 Net Loss                                              $  (541,773)
 Preferred stock dividend                                   55,149
                                                       -----------
 Basic and diluted EPS
  Loss to common shareholders                          $  (596,922)                9,172,542              $(0.07)
                                                       ===========                                        ======

Three months ended June 30, 1997
 Net Loss                                              $  (741,349)
 Preferred stock dividend                                   82,500
                                                       -----------
 Basic and diluted EPS
  Loss to common shareholders                          $  (823,849)                6,577,870              $(0.13)
                                                       ===========                                        ======

Six months ended June 30, 1998
 Net Loss                                              $  (983,873)
 Preferred stock dividend                                  111,612
                                                       -----------                                        ------
 Basic and diluted EPS
  Loss to common shareholders                          $(1,095,485)                8,472,566              $(0.13)
                                                                                 ===========              ======

Six months ended June 30, 1997
 Net Loss                                              $(1,507,200)
 Preferred stock dividend                                  165,500
                                                       -----------                                        ------
 Basic and diluted EPS
  Loss to common shareholders                          $(1,672,700)                6,517,750              $(0.26)
                                                       ===========                                        ======

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

     The purchase price of the PSS acquisition was determined to be $600,000 (subject to adjustment for contingent consideration) and was preliminarily allocated to the fair value of the assets and liabilities acquired, as follows:


               Cash                                  $   148,000
               Accounts receivable                       800,000
               Fulfillment database                      930,000
               Other assets                              122,000
               Less liabilities assumed               (1,400,000)
                                                     -----------
               Net assets acquired                   $   600,000

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

     The purchase price of the ABS acquisition was determined to be $791,000 (subject to adjustment for contingent consideration) and was preliminarily allocated to the fair value of the assets and liabilities acquired, as follows:



               Cash                                    $ 205,000
               Accounts receivable                       756,000
               Property and equipment                     51,000
               Other assets                               33,000
               Goodwill                                  673,000
               Less liabilities assumed                 (927,000)
                                                       ---------
               Net assets acquired                     $ 791,000

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


                                             Unaudited
                             -------------------------------------------
                            (amounts in thousands, except per share data)
                             -------------------------------------------
                                Three Months            Six Months
                                   June 30,              June 30,
                             ------------------    -------------------
                                1998       1997       1998        1997
                             -------    -------    -------    --------
Revenue                      $15,633    $11,559    $29,689    $ 22,826
                             =======    =======    =======    ========

Net loss                        (513)      (920)      (923)     (1,769)
                             =======    =======    =======    ========
Weighted Average shares
outstanding
                               9,623      7,108      8,923       7,048
                             =======    =======    =======    ========

Loss per share               $ (0.06)   $ (0.14)   $ (0.12)   $  (0.27)
                             =======    =======    =======    ========


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

In June 1998, the Company acquired all of the stock of Automated Business Systems ("ABS") for $200,000 in cash and issued 450,000 shares of the Company's common stock. The acquisition agreement provides for additional payments based on ABS's future profitability. The acquisition of ABS expands the geographic reach of the Company's IT Solutions business to the Charlotte, NC; Spartanburg, SC and Atlanta, GA market places and broadens its customer base.

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

     o IT Contractor's Resources - Providing business advice, skills training, and administrative employer services to IT contract professionals. IT Contractor's Resources targets independent-minded IT professionals who are entrepreneurial and accustomed to the variability and flexibility of contract assignments. This service provides the stability and "back-office"


                                                                        11 of 19
          infrastructure to enable and encourage IT professionals to build skills-based careers across multiple customer environments.

The following table sets forth the revenue, gross profit, business unit expenses, and business unit income of each of the business areas for the three and six months ended June 30, 1998 and 1997.

          Consolidated Operating Results by Segment
          Amounts in Thousands

                                                                 Three Months Ended                         Six Months Ended
                                                                      June 30,                                 June 30,
                                                           -----------------------------             -----------------------------
                                                               1998                 1997                 1998                 1997
                                                           --------             --------             --------             --------
Operating revenues
    IT solutions                                           $  2,682             $    953             $  5,170             $  2,039
    IT Staffing                                               2,659                  729                4,931                1,444
    IT Contractor's Resources                                 8,589                8,249               17,123               16,226
                                                           --------             --------             --------             --------
        Operating revenues                                 $ 13,930             $  9,931             $ 27,224             $ 19,709
                                                           --------             --------             --------             --------

Gross profit
    IT solutions                                              1,350                  531                2,583                1,027
    IT Staffing                                                 607                  183                1,200                  374
    IT Contractor's Resources                                   294                  250                  586                  498
                                                           --------             --------             --------             --------
        Gross Profit                                          2,251                  964                4,369                1,899
                                                           --------             --------             --------             --------

Gross profit margin
    IT solutions                                               51.0%                55.7%                50.3%                50.4%
    IT Staffing                                                22.8%                25.1%                24.3%                25.9%
    IT Contractor's Resources                                   3.4%                 3.0%                 3.4%                 3.1%
                                                           --------             --------             --------             --------
        Gross profit margin                                    16.2%                 9.7%                16.1%                 9.6%
                                                           --------             --------             --------             --------

Business Unit Expenses
    IT solutions                                                966                  634                2,189                1,328
    IT Staffing                                                 672                  333                1,213                  619
    IT Contractor's Resources                                   286                  203                  499                  463
                                                           --------             --------             --------             --------
        Business unit expenses                                1,924                1,170                3,901                2,410
                                                           --------             --------             --------             --------

Business Unit Income
    IT solutions                                                384                 (103)                 394                 (301)
    IT Staffing                                                 (65)                (150)                 (13)                (245)
    IT Contractor's Resources                                     8                   47                   87                   35
                                                           --------             --------             --------             --------
        Business unit income                                    327                 (206)                 468                 (511)

Corporate Expenses                                              675                  465                1,058                  829
                                                           --------             --------             --------             --------

EBITDA                                                         (348)                (671)                (590)              (1,340)
Interest, taxes, depreciation
     & amortization                                             194                   70                  393                  167
                                                           --------             --------             --------             --------
Net operating loss                                         $   (542)            $   (741)            $   (983)            $ (1,507)
                                                           ========             ========             ========             ========


Results of Operations

Three months ended June 30, 1998 and 1997

Revenue for the three months ended June 30,1998 increased approximately $4.0 million or 40% to approximately $13.9 million, as compared to $9.9 million for the same period in 1997. This increase includes a $1.7 million or 181% increase in IT Solutions revenue, a $1.9 million or 265% increase in IT Staffing revenue, and $340,000 or 4% increase in IT Contractor Resources revenue. The increase in revenues is due to a combination of growth, better integration across the three business units and the acquisition of Onion Peel and the PSS Group.


                                                                        12 of 19

Gross Profit for the three months ended June 30,1998 increased approximately $1.3 million or 134% to approximately $2.3 million as compared to approximately $964,000 for the same period of 1997. This increase includes an increase of approximately $819,000 or 184% in IT Solutions gross profit, an approximately $424,000 or 232% increase in IT Staffing gross profit and a $44,000 or 17% increase in IT Contractor Resources gross profit. The increased IT Solutions gross profit is primarily due to an increase in revenues from the IT Solutions practice areas including Onion Peel. The increase in IT Staffing is attributable to growth and to the acquisition of The PSS Group, Inc in January 1998. The IT Contractor Resources increase is all due to internal revenue growth.

Gross Profit margin increased to approximately 16.2% for the three months ended June 30, 1998, from approximately 9.7% for the same period of 1997. This increase is due to higher revenue growth rates in the IT Solutions and IT Staffing businesses than experienced in the IT Contractor Resources business. IT Solutions and IT Staffing offerings generate higher gross profit margins than IT Contractor Resources services.

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

Business unit income for the three months ended June 30, 1998 was approximately $327,000 as compared to an business unit loss of $206,000 for the same period of 1997, an increase of approximately $533,000 which includes increased business unit profits from IT Solutions and IT Staffing of approximately $487,000, and $85,000, respectively.

Corporate expense for the three months ended June 30, 1998 increased approximately $209,000 or 45% to approximately $675,000 from approximately $465,000 when compared to the same period of 1997. This increase reflects an additional investment in corporate development capability to support the growth of operations.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended June 30, 1998 was a loss of $348,000 as compared to a loss of approximately $671,000 for the same period of 1997, an improvement of approximately $323,000. The components of this improvement are discussed above.

Depreciation, amortization and interest expense for the three months ended June 30, 1998 increased approximately $124,000 to approximately $194,000 from approximately $70,000 for the same period of 1997. This increase is principally due to increased borrowings under the Company's line of credit facility in the three months ended June 30, 1998 as compared to the same period of 1997.

No provision or benefit for income taxes was required for either the three months ended June 30, 1998 or 1997.

The net loss decreased approximately $199,000 to approximately $542,000 from approximately $741,000 in the same period of 1997. The components of this improvement are discussed above.

Six months ended June 30, 1998 and 1997

Revenue for the six months ended June 30,1998 increased approximately $7.5 million or 38% to approximately $27.2 million, as compared to $19.7 million for the same period in 1997. This increase includes a $3.1 million or 154% increase in IT Solutions revenue, a $3.5 million or 242% increase in IT Staffing revenue, and a $900,000 or 6% increase in IT Contractor Resources revenue. The increase in revenues is due to a combination of


                                                                        13 of 19
growth, better integration across the three business units and the acquisition of Onion Peel and the PSS Group.

Gross Profit for the six months ended June 30,1998 increased approximately $2.5 million or 130% to approximately $4.4 million as compared to approximately $1.9 million for the same period of 1997. This increase includes an increase of approximately $1.6 million or 152% in IT Solutions gross profit, an approximately $826,000 or 221% increase in IT Staffing gross profit and a $88,000 or 18% increase in IT Contractor Resources gross profit. The increased IT Solutions gross profit is primarily due to an increase in revenues from the IT Solutions practice areas including Onion Peel. The increase in IT Staffing is attributable to growth and to the acquisition of The PSS Group, Inc in January 1998. The IT Contractor Resources increase is due to revenue growth.

Gross Profit margin increased to approximately 16.1% for the six months ended June 30, 1998, from approximately 9.6 % for the same period of 1997, this increase is due to higher revenue growth rates in the IT Solutions and IT Staffing businesses than experienced in the IT Contractor Resources business. IT Solutions and IT Staffing offerings generate higher gross profit margins than IT Contractor Resources services.

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

Business unit income for the six months ended June 30, 1998 was approximately $468,000 as compared to an operating business unit loss of $511,000 for the same period of 1997, an increase of approximately $1.0 million. This increase includes increased business unit profits from IT Solutions, IT Staffing and IT Contractor Resources of approximately $695,000, $232,000, and $52,000, respectively.

Corporate expense for the six months ended June 30, 1998 increased approximately $230,000 or 28% to approximately $1.1 million from approximately $829,000 when compared to the same period of 1997. This increase reflects an additional investment in corporate development capability to support the growth of operations.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the six months ended June 30, 1998 was a loss of $590,000 as compared to a loss of approximately $1.3 million for the same period of 1997, an improvement of approximately $750,000. The components of this improvement are discussed above.

Depreciation, amortization and interest expense for the six months ended June 30, 1998 increased approximately $226,000 to approximately $393,000 from approximately $167,000 for the same period of 1997. This increase is principally due to increased borrowings under the Company's line of credit facility in the six months ended June 30, 1998 as compared to the same period of 1997.

No provision or benefit for income taxes was required for either the six months ended June 30, 1998 or 1997.

The net loss decreased approximately $524,000 to approximately $983,000 from approximately $1.5 million in the same period of 1997. The components of this improvement are discussed above.

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

On April 27, 1998, the Company raised $48,125 of financing in a private placement with accredited investors. The Company issued non registered shares of Common Stock to


                                                                        15 of 19
purchasers who have agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.375 per share. The funds will be used to finance operations and additional acquisitions.

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


                                      The Netplex Group, Inc.


Date: August 19, 1998                 By:   /s/ Gene Zaino
      ---------------                    ---------------------------------------
                                      Gene Zaino, President and CEO
                                      (Principal Executive Officer) and Chairman
                                      of the Board





Date: August 19, 1998                 By:   /s/ Walton Bell
      ---------------                    ---------------------------------------
                                      Walton Bell, Chief Financial Officer
                                      (Principal Accounting Officer)


                                                                        18 of 19