Form 10-Q/A
period 1998-09-30
NETPLEX GROUP INC
filed 1999-05-25
CIK 888028

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of November 13, 1998, 10,204,735 shares of the registrant's Common Stock were outstanding.

                             THE NETPLEX GROUP, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

INDEX

          Facing sheet

          Index

Part I.   Financial information

Item 1.   Financial statements and supplementary data

          a)   Condensed  Consolidated  Balance  Sheets as of
               September 30, 1998 and December 31, 1997......................  3

          b)   Condensed Consolidated Statements of Operations for the Three
               Months and Nine Months Ended September 30, 1998 and  1997.....  4

          c)   Condensed  Consolidated  Statements  of Cash  Flows  for the
               Nine Months ended September 30, 1998 and 1997.... ............  5

          d)   Notes to Condensed Consolidated Financial Statement...........  6

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 11

Part II        Other information............................................. 18

          Signatures......................................................... 21

PART I
               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1998 and December 31, 1997
                                   (Unaudited)


                     Assets
                                                                                                  September 30,         December 31,
                                                                                                       1998                1997
                                                                                                   ------------        -------------
Current Assets:
    Cash and cash equivalents                                                                      $  1,291,145        $    353,005
    Accounts receivable, net                                                                          9,157,569           4,133,148
    Prepaids and other current assets                                                                   427,957             432,842
                                                                                                   ------------        ------------
      Total current assets                                                                           10,876,671           4,918,995
                                                                                                   ------------        ------------

    Property and equipment, net                                                                       1,404,532             952,546
    Employee notes receivable                                                                           193,824             193,464
    Other assets                                                                                        226,754              82,738
    Acquired software, net                                                                              677,987             418,225
    Fulfillment data base, net                                                                          802,682                --
    Other acquired intangible assets                                                                  2,750,000                --
    Goodwill, net                                                                                     1,808,959             346,529
                                                                                                   ------------        ------------

      Total assets                                                                                 $ 18,741,409        $  6,912,497
                                                                                                   ============        ============

                     Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                               $  1,991,785        $    567,805
    Line of Credit                                                                                    1,994,742           1,316,300
    Accrued expenses and other                                                                        8,150,715           3,492,521
                                                                                                   ------------        ------------
      Total current liabilities                                                                      12,137,242           5,376,626
    Other liabilities                                                                                   182,290             205,169
                                                                                                   ------------        ------------

      Total Liabilities                                                                              12,319,532           5,581,795
                                                                                                   ------------        ------------

Stockholders' equity:
    Class A cumulative preferred stock; $.01 par value; 2,000,000
      authorized, 987,753 shares outstanding in 1998 and 1,062,500 shares in 1997                         9,875              10,625
    Class B cumulative preferred stock; $.01 par value; 1,500,000 authorized,
      643,770 shares outstanding in 1998 and no shares outstanding in 1997                                6,437                --
    Class C cumulative preferred stock; $.01 par value; 2,500,000 authorized,
      1,500,000 share outstanding in 1998 and no shares outstanding in 1997                              15,000                --
    Common stock $.001 par value
      40,000,000 authorized, 10,259,735 shares outstanding in 1997 and 7,470,370
      shares in 1996                                                                                     10,259               7,470
    Additional paid in capital                                                                       13,908,331           6,272,407
    Accumulated deficit                                                                              (7,528,025)         (4,959,800)
                                                                                                   ------------        ------------

      Commitments and contingencies

      Total stockholders' equity                                                                      6,421,877           1,330,702
                                                                                                   ------------        ------------

      Total liabilities and stockholders' equity                                                   $ 18,741,409        $  6,912,497
                                                                                                   ============        ============

      See accompanying notes to condensed consolidated financial statements

                                    3 of 22

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                    Three Months Ended                     Nine Months Ended
                                                                       September 30,                         September 30,
                                                                  1998               1997               1998               1997
                                                              ------------       ------------       ------------       ------------
Revenues                                                      $ 16,067,863       $ 10,380,066       $ 43,291,967       $ 30,088,967

Cost of revenues                                                12,928,169          9,066,074         35,783,356         26,876,627
                                                              ------------       ------------       ------------       ------------

Gross profit                                                     3,139,694          1,313,992          7,508,407          3,212,340
                                                              ------------       ------------       ------------       ------------

Operating expenses
   Selling, general and administrative expenses                  4,029,475          1,931,709          9,301,583          5,376,662
   Inventory write-off                                             131,104                               131,104
   Restructuring costs                                             275,000               --              275,000               --
   Acquired in-process technology                                  250,000               --              250,000               --
                                                              ------------       ------------       ------------       ------------
                                                                 4,685,579          1,931,709          9,957,687          5,376,662
                                                              ------------       ------------       ------------       ------------

   Operating loss                                               (1,545,885)          (617,717)        (2,499,280)        (2,164,322)

Other income (expense)
   Interest income(expense), net                                   (38,462)           (24,622)          (118,941)            14,783

                                                              ------------       ------------       ------------       ------------
Loss before income taxes                                        (1,584,347)          (642,339)        (2,568,221)        (2,149,539)

Income tax provision                                                  --                 --                 --                 --

                                                              ============       ============       ============       ============
   Net loss                                                   $ (1,584,347)      $   (642,339)      $ (2,568,221)      $ (2,149,539)
                                                              ============       ============       ============       ============

Basic and diluted loss per common share                       $      (0.17)      $      (0.10)      $      (0.29)      $      (0.36)

Weighted average common
shares outstanding                                               9,889,062          6,806,923          8,945,022          6,614,098
                                                              ============       ============       ============       ============

      See accompanying notes to condensed consolidated financial statements

                                    4 0F 22

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30,
                                   (Unaudited)

                                                                        Nine Months
                                                                       September 30,
                                                                --------------------------
                                                                    1998           1997
                                                                -----------    -----------

Net cash used in operating activities                           $(2,784,108)   $(3,252,864)
                                                                -----------    -----------

Investing activities:
     Purchases of property and equipment                           (299,986)      (141,892)
     Net Cash (paid in) acquired from acquisitions               (3,146,670)         2,148
                                                                -----------    -----------
         Net cash used in operating activities                   (3,446,656)      (139,744)
                                                                -----------    -----------

Financing activities:
     Net proceeds from stock offerings                            6,462,510           --
     Net borrowings on line of credit                               683,595        772,000
     Proceeds from the exercise of stock options and warrants        22,799        607,500
     Dividends paid on Class A preferred stock                         --         (165,000)
                                                                -----------    -----------
         Net cash provided by financing activities                7,168,904      1,214,500
                                                                -----------    -----------

     Increase (decrease) in cash and cash equivalents               938,140     (2,178,108)

Cash and equivalents at beginning of period                         353,005      3,691,099
                                                                -----------    -----------

Cash and equivalents at end of period                           $ 1,291,145    $ 1,512,991
                                                                ===========    ===========

Supplemental information:
  Cash paid during the period for:
     Interest                                                   $   118,941    $    28,966
                                                                ===========    ===========
     Income taxes                                               $      --      $      --
                                                                ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                                    5 OF 22

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

     A reconciliation of the numerators and denominators of the basic and diluted EPS for the three months and the nine months ended September 30, 1998 and 1997, is provided below:

                                    6 OF 22

                                                              Three Months Ended               Nine Months
                                                                 September 30                  September 30
                                                          --------------------------    --------------------------
                                                              1998           1997           1998           1997
                                                          -----------    -----------    -----------    -----------
Basic Earnings(Loss) Per Share of Common Stock:
   Weighted average number of common shares outstanding     9,889,062      6,806,923      8,945,022      6,614,098
   Common stock equivalents from outstanding stock
       options(1)
                                                          -----------    -----------    -----------    -----------
     Average common shares outstanding                      9,889,062      6,806,923      8,945,022      6,614,098
                                                          ===========    ===========    ===========    ===========
   Net loss                                               $(1,584,347)   $  (642,339)   $(2,568,221)   $(2,149,539)
   Preferred dividends                                         49,379         57,500        161,000        222,500
                                                          -----------    -----------    -----------    -----------
     Loss attributable to Common Stock                    $(1,633,726)   $  (699,839)   $(2,729,221)   $(2,372,039)
                                                          ===========    ===========    ===========    ===========
   Basic loss per share of Common Stock                   $     (0.17)   $     (0.10)   $     (0.31)   $     (0.36)
                                                          ===========    ===========    ===========    ===========

Diluted Earnings (Loss) Per Share of Common Stock:
   Weighted average number of common shares outstanding     9,889,062      6,806,923      8,945,022      6,614,098
   Preferred stock convertible into common shares(1)               --             --             --             --
   Common stock equivalents from outstanding stock
       options(1)                                                  --             --             --             --
                                                          -----------    -----------    -----------    -----------
     Average common  shares outstanding                     9,889,062      6,806,923      8,945,022      6,614,098
                                                          ===========    ===========    ===========    ===========
   Net loss                                               $(1,584,347)   $  (642,339)   $(2,568,221)   $(2,149,539)
   Preferred dividends                                         49,379         57,500        161,000        222,500
                                                          -----------    -----------    -----------    -----------
     Loss attributable to Common Stock                    $(1,633,726)   $  (699,839)   $(2,729,221)   $(2,372,039)
                                                          ===========    ===========    ===========    ===========
   Diluted loss per share of Common Stock                 $     (0.17)   $     (0.10)   $     (0.31)   $     (0.36)
                                                          ===========    ===========    ===========    ===========

(1) As the Company is in a net loss position the effect of all options and warrants, including common stock equivalents is anti- dilutive and is thus not presented in the computations of loss per common share.

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

     PSS Group, Inc.:

     On January 30, 1998, the Company completed the purchase of all of the stock of The PSS Group, Inc. ("PSS"), the technical professional staff augmentation operations and business of Preferred Systems Solutions, Inc. ("Preferred") and formerly a wholly owned subsidiary of Preferred. In consideration for the purchase, the Company paid $300,000 at closing and on or before January 15, 1999 will pay $300,000 in cash or issue 200,000 shares of its Common Stock or any combination thereof, at Preferred's option. The agreement also provides that Preferred will receive additional consideration (the " Preferred Earn-out") if PSS meets certain operating targets. Such Preferred Earn-out may be paid at the Company's option in cash or its Common Stock based on future stock

                                    7 OF 22
     prices, or any combination thereof. In connection with the acquisition, the Company and PSS have entered into employment agreements with certain employees of PSS. The acquisition was recorded effective January 1, 1998 using the purchase method of accounting.

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

     The purchase price of the ABS acquisition was determined to be $791,000 (subject to adjustment for contingent consideration) and was preliminarily allocated to the fair value of the assets and liabilities acquired, as follows:

     Cash                                                        $ 205,000
     Accounts receivable                                           756,000
     Property and equipment                                         51,000
     Other assets                                                   33,000
     Goodwill                                                      673,000
     Less liabilities assumed                                     (927,000)
                                                                 =========
     Net assets acquired                                         $ 791,000
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

     Applied Intelligence Group, Inc.

     On October 16, 1998, The Netplex Group, Inc. (the "Company" or "Netplex") completed the purchase of the information technology consulting business of Applied Intelligence Group, Inc. of Oklahoma City ("AIG") effective September 1, 1998. In consideration for the purchase, the Company paid $3,000,000 and issued 643,770 shares of Class B Preferred Stock ("Preferred Stock") (valued at $1,000,000) at closing. The Company used working capital to finance the acquisition. Such working capital was provided by (i) an increase in the Company's line of credit from First Union National Bank from $2.0 million to $6.0 million, which credit line is based on 80% of the Company's eligible accounts receivable and (ii) certain equity instruments as further described in Note 3. The Class B Preferred Stock is convertible into Common Stock of the Company at anytime on a share for share

                                    8 OF 22
     basis. No dividends are payable on the Preferred Stock. The holders of the Preferred Stock have agreed not to sell or otherwise distribute the Common Stock underlying the Preferred Stock for a period of one year. The agreement also provides that AIG will receive additional consideration (the "AIG Earn-out") if AIG meets certain operating targets. Such Earn-out would consist of (i) up to $1.5 million of cash based on net profit AIG generates over the next six quarters and (ii) up to 643,770 shares of Class B Preferred Stock if AIG achieves approximately 9 million net profits over the next 9 quarters. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company entered into employment agreements with certain employees of AIG.

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

                                                                                 Unaudited
                                                             (amounts in thousands, except per share data)
                                                     --------------------------------------------------------------
                                                            Three Months                       Nine Months
                                                            September 30,                      September 30,
                                                     --------------------------          --------------------------
                                                       1998              1997              1998              1997
                                                     --------          --------          --------          --------
Revenue                                              $ 17,503          $ 16,720          $ 52,588          $ 41,205
                                                     ========          ========          ========          ========
Net loss                                               (1,500)             (875)             (850)           (2,587)
                                                     ========          ========          ========          ========
Weighted Average shares outstanding                     9,889             7,257             9,395             7,144
                                                     ========          ========          ========          ========
Basic and diluted loss per share                     $  (0.16)         $  (0.13)         $  (0.11)         $  (0.39)
                                                     ========          ========          ========          ========

(3)  Equity Financings:

     On July 29, 1998, at the Company's annual meeting of shareholders, the number of authorized shares of preferred stock was increased from 2,000,000 to 6,000,000 and the number of authorized shares of Common Stock , $.001 par value was increased from 20,000,000 to 40,000,000.

                                     9 OF 22

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

                                    10 OF 22

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

                                    11 OF 22

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





                                    12 0F 22

     The following table sets forth the revenue, gross profit, business unit expenses, and business unit income of each of the business areas for the three and nine months ended September 30, 1998 and 1997.

Consolidated Operating Results by Segment
 Amounts in $000's
                                    Three Months Ended          Nine Months Ended
                                       September 30,              September 30,
                                     1998         1997         1998         1997
                                   --------     --------     --------     --------
Operating revenues
  IT Solutions                     $  4,468     $  1,241     $  9,637     $  3,280
  IT Staffing                         2,840          841        7,772        2,285
  IT Contractor's Resources           8,760        8,298       25,883       24,524
                                   --------     --------     --------     --------
   Operating revenues                16,068       10,380       43,292       30,089
                                   --------     --------     --------     --------

Gross profit
  IT Solutions                        2,213          758        4,796        1,785
  IT Staffing                           635          307        1,835          681
  IT Contractor's Resources             291          249          877          747
                                   --------     --------     --------     --------
   Gross profit                       3,139        1,314        7,508        3,213
                                   --------     --------     --------     --------

Gross profit percentage
  IT Solutions                         49.5%        61.1%        49.8%        54.4%
  IT Staffing                          22.4%        36.5%        23.6%        29.8%
  IT Contractor's Resources             3.3%         3.0%         3.4%         3.0%
                                   --------     --------     --------     --------
   Gross profit percentage             19.5%        12.7%        17.3%        10.7%
                                   --------     --------     --------     --------

Business unit expenses
  IT Solutions                        1,964          677        4,153        2,205
  IT Staffing                           868          599        2,081        1,018
  IT Contractor's Resources             272          257          771          720
                                   --------     --------     --------     --------
   Business unit expenses             3,104        1,533        7,005        3,943
                                   --------     --------     --------     --------

Business unit income (loss)
  IT solutions                          249           81          643         (420)
  IT Staffing                          (233)        (292)        (246)        (337)
  IT Contractor's Resources              19           (8)         106           27
                                   --------     --------     --------     --------
   Business unit income (loss)           35         (219)         503         (730)
                                   --------     --------     --------     --------

Corporate Expenses                      689          347        1,712        1,176
Inventory write-off                     131                       131
Restructuring costs                     275           --          275           --
Acquired in process technology          250           --          250           --
                                   --------     --------     --------     --------
 Total corporate and other costs      1,345          347        2,368        1,176
                                   --------     --------     --------     --------

EBITDA                               (1,310)        (566)      (1,865)      (1,906)

Interest, taxes, depreciation
   & amortization                       275           76          703          243

                                   ========     ========     ========     ========
Net loss                           $ (1,585)    $   (642)    $ (2,568)    $ (2,149)
                                   ========     ========     ========     ========

                                    13 OF 22

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

     Gross Profit for the three months ended September 30, 1998 increased approximately $1.8 million or 140% to approximately $3.1 million as compared to approximately $1.3 million for the same period of 1997. This increase includes an increase of approximately $1.5 million or 192% in IT Solutions gross profit, an approximately $329,000 or 107% increase in IT Staffing gross profit and a $42,000 or 17% increase in IT Contractor
     Resources gross profit. The increased IT Solutions gross profit is primarily due to an increase in revenues from the IT Solutions practice areas and the acquisition of ABS in June 1998 and AIG in September 1998. The increase in IT Staffing is attributable to growth and to the acquisition of The PSS Group, Inc in January 1998. The IT Contractor Resources increase is all due to internal revenue growth.

     Gross Profit margin increased to approximately 19.5% for the three months ended September 30, 1998, from approximately 12.7% for the same period of 1997. This increase is due to a greater proportion of revenues being generated by IT Solutions and IT Staffing in the three months ended September 30, 1998 than in the same period of 1997. The IT Solutions and Staffing businesses achieve higher gross profit margins than experienced in the IT Contractor Resources business.

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

     Business unit income for the three months ended September 30, 1998 was approximately $35,000 as compared to a business unit loss of $219,000 for the same period of 1997, an improvement of approximately $254,000. This improvement includes increases in business unit profits from IT Solutions and IT Contractors Resources of $168,000 and $27,000 respectively and decreased losses from IT Staffing of $59,000

     Corporate expense for the three months ended September 30, 1998 increased approximately $342,000 or 99% to approximately $689,000 from approximately $347,000 compared to the same period in 1997. This increase reflects an additional investment in corporate development capability to support the growth of operations and the integration of acquisitions.

     Restructuring costs of $275,000 were recorded in the three months ended September 30, 1998 related to the reduction of duplicate costs, consolidation of facilities and write down on certain assets stemming from the Company's continued integration of its acquisitions.

     The Company's preliminary estimate of acquired in-process technology of $250,000 from the Company's acquisition of AIG were recorded in the three months ended September 30, 1998 (see further discussion in Note 2 Acquisitions). The purchase price allocation may change as the result of additional studies and analyses.

     Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended September 30, 1998 was a loss of approximately $1.3 million as compared to a loss of approximately $566,000 for the same period of 1997, an increase in loss of approximately $733,000. The components of this improvement are discussed above.

     Depreciation, amortization and interest expense for the three months ended September 30, 1998 increased approximately $199,000 to approximately $275,000 from approximately $76,000 for the same period of 1997. This increase is principally due to increased borrowings under the Company's line of credit facility in the three months ended September 30, 1998 as compared to the same period of 1997 as well as the additional depreciation and amortization of assets acquired in the Company's acquisitions of PSS, ABS and AIG..

                                    14 OF 22

     No provision or benefit for income taxes was required for either the three months ended September 30, 1998 or 1997.

     The net loss increased approximately $943,000 to approximately $1.6 million from approximately $642,000 in the same period of 1997. The components of this increase are discussed above.


     Nine months ended September 30, 1998 and 1997

     Revenue for the nine months ended September 30,1998 increased approximately $13.2 million or 44% to approximately $43.3 million, as compared to $30.1 million for the same period in 1997. This increase includes a $6.3 million or 194% increase in IT Solutions revenue, a $5.5 million or 240% increase in IT Staffing revenue, and a $1.4 million or 6% increase in IT Contractor Resources revenue. The increase in revenues is due to a combination of growth, better integration across the three business units as well as the acquisition of Onion Peel (July 1997), ABS (June 1998), and AIG (September
     1998), the PSS Group (acquired in January 1998) and the opening of a Tampa office (April 1998).

     Gross Profit for the nine months ended September 30,1998 increased approximately $4.3 million or 134% to approximately $7.5 million as compared to approximately $3.2 million for the same period of 1997. This increase includes increases of approximately $3 million or 169% in IT Solutions gross profit, an approximately $1.2 million or 170% increase in IT Staffing gross profit and a $130,000 or 17% increase in IT Contractor Resources gross profit. The increased IT Solutions gross profit is primarily due to an increase in revenues from the IT Solutions practice areas as well as the acquisitions of Onion Peel (July 1997), ABS (June
     1998) and AIG (September 1998). The increase in IT Staffing is attributable to growth and to the acquisition of The PSS Group, Inc (January 1998). The IT Contractor Resources increase is due to revenue growth.

     Gross Profit margin increased to approximately 17.3% for the nine months ended September 30, 1998, from approximately 10.7 % for the same period of 1997. This increase is due to a greater proportion of revenues being generated by IT Solutions and IT Staffing in the nine months ended September 30 ,1998 than in the same period of 1997. The IT Solutions and Staffing businesses achieve higher gross profit margins than experienced in the IT Contractor Resources business.

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

     Business unit income for the nine months ended September 30, 1998 was approximately $503,000 as compared to an operating business unit loss of $730,000 for the same period of 1997, an increase of approximately $1.2 million. This increase includes increased business unit profits from IT Solutions, IT Staffing and IT Contractor Resources of approximately $1 million, $91,000, and $79,000, respectively.

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

                                    15 OF 22

     Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the nine months ended September 30, 1998 and 1997, were losses of approximately $1.9 million. The components of loss before interest, income taxes, depreciation and amortization for these periods are discussed above.

     Depreciation, amortization and interest expense for the nine months ended September 30, 1998 increased approximately $460,000 to approximately $703,000 from approximately $243,000 for the same period of 1997. This increase is principally due to increased borrowings under the Company's line of credit facility in the nine months ended September 30, 1998 as compared to the same period of 1997 and to the increased depreciation and amortization from assets acquired in the acquisitions of Onion Peel, PSS, ABS and AIG.

     No provision or benefit for income taxes was required for either the nine months ended September 30, 1998 or 1997.

     The net loss increased approximately $419,000 to approximately $2.5 million from approximately $2.1 million in the same period of 1997. The components of this increase are discussed above

     LIQUIDITY AND CAPITAL RESOURCES

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

     On April 7, 1998 Netplex completed the sale of 1,500 units of a Private placement, totaling $1.5 million ($1.3 million net of expenses). The sale represents the first half of a transaction that could include the sale of an additional 1,500 units for $1.5 million at a future date, subject to the satisfaction of certain conditions. See additional discussion in Note 3-Equity Financings.

     On April 26, 1998, the Company raised $150,000 of financing in a private placement with accredited investors. The Company issued non registered shares of Common Stock to purchasers who have agreed not to sell or

                                    16 OF 22
     otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.50 per share.

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

     Based on the Company's current operating plan, the Company believes that the cash generated from operating activities, coupled with borrowings on its line of credit facility which was expanded from $ 2.0 million to $6.0 million in September 1998, will be sufficient to meet the anticipated needs for working capital and capital expenditure for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity needs, the Company may seek to obtain additional capacity on its line of credit, sell convertible debt securities or sell additional equity securities. However, no assurances can be given that any such addition financing sources will be available on acceptable terms or at all. The sale of convertible debt securities or additional equity securities could result in additional dilution to the Company's stockholders. The Company has no current plans, agreements, commitments and is not engaged in any negotiations with respect to such transactions.

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

                                    17 OF 22

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

     On April 26 and 27, 1998, the Company raised $198,125 of financing in a private placement with accredited investors. The Company issued non registered shares of Common Stock to purchasers who have agreed not to sell

                                    18 OF 22
     or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at prices ranging from $1.375 to $1.50 per share. The funds will be used to finance operations and additional acquisitions.

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

     Nothing to Report

Item 4. Submission of Matters to a Vote of Security Holders

     The following proposals were voted upon by the Company's shareholders at the Annual Meeting of Shareholders held on July 29, 1996 ("Annual Shareholders Meeting"):

     1. The following persons were elected as directors of the Company to serve until the next Annual Shareholders and until their successors have been duly elected and qualified:

        Name                    Votes For        Votes Against        Abstained
        ----                    ---------        -------------        ---------
     Gene Zaino                 8,120,424            83,139               0
     Deborah S. Novick          7,757,024           446,539               0
     Richard Goldstein          8,126,624            76,939               0
     Frank C. Lagattuta         8,129,624            73,939               0
     Steven L. Hanau            8,129,624            73,939               0

                                    19 OF 22

                                                                                                           Broker
                 Resolution                          In Favor            Against         Abstained        Non Votes
                 ----------                          --------            -------         ---------        ---------

2. To  authorize  the  issuance of shares of         4,682,562           232,979          291,250         2,996,772
Common  Stock of the  Company to  complete a
private    placement   of   the    Company's
Securities    with    certain    independent
investors and their agent.

3.  To   authorize   an   amendment  to  the         7,668,310           261,333          273,920                 0
certificate  of   incorporation  of  Netplex
increasing  the number of authorized  shares
of Netplex  Common  Stock,  par value $0.001
("Common    Stock")   from   20,000,000   to
40,000,000 shares.

4.   To   approve   an   amendment   to  the         4,846,440           322,851           37,500         2,996,772
certificate of  incorporation  of Netplex to
increase the number of authorized  shares of
Netplex  Preferred  Stock,  par value  $0.01
("Preferred   Stock")   from   2,000,000  to
6,000,000 shares.

5. To approve an  amendment  to the  Netplex         5,342,174           299,072           26,970         2,535,347
1995    Directors    Stock    Option   Plan,
increasing  the  number  of shares of Common
Stock  authorized  to be  issued  under  the
1995   Directors   Stock  Option  Plan  from
100,000 to 300,000 shares

6. To  approve  the  Netplex  1998  Employee         4,965,223           193,518           17,406         2,996,772
Stock Purchase Plan ("Stock Purchase Plan").

7. To ratify  the  appointment  of KPMG Peat         8,039,338           109,625           23,956                 0
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

     SIGNATURES

                                    20 OF 22

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  The Netplex Group, Inc.





Date: November 23, 1998                 By:   /s/ Gene Zaino
                                              ---------------------------
                                              Gene Zaino, President and CEO
                                              (Principal Executive Officer) and
                                              Chairman of the Board



Date: November 23, 1998                 By:   /s/ Walton E. Bell, III
                                              ---------------------------------
                                              Walton E. Bell, III,
                                              Chief Financial Officer
                                              (Principal Accounting Officer)


                                    21 OF 22