Form 10-Q
period 1999-06-30
NETPLEX GROUP INC
filed 1999-08-16
CIK 888028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     ---------------------------------------

                  For the quarterly period ended June 30, 1999

                        Commission file number 001-11784

                             THE NETPLEX GROUP, INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)

          NEW YORK                                              11-2824578
----------------------------------                        ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

         1800 Robert Fulton Drive, Ste. 250, Reston, Virginia 20191-4346
         ---------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (703) 716-4777
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

As of August 5, 1999, 12,904,403 shares of the issuer's Common Stock were outstanding.

                             THE NETPLEX GROUP, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

Part I. Financial information

Item 1. Financial statements and supplementary data

      a) Condensed Consolidated Balance Sheets as of June 30, 1999
         and December 31, 1998.................................................3

      b) Condensed Consolidated Statements of Operations for the Three
         Months and the Six Months Ended June 30, 1999 and 1998................4

      c) Condensed Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 1999 and 1998...................................5

      d) Notes to Condensed Consolidated Financial Statements..................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk............14

Part II Other information.....................................................15

Item 4. Submission of Matters to a Vote of Security Holders...................15

Item 6. Exhibits and Reports on Form 8-K......................................15

Signatures....................................................................16

Part I  Financial Information

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1999 and December 31, 1998

                                                                      (Unaudited)
                                                                        June 30,       December 31,
                                                                          1999             1998
                                                                      ------------    ------------
                        Assets
Current Assets:
 Cash and cash equivalents                                            $    907,826    $    870,465
 Accounts receivable, net of allowance for doubtful
  accounts of $401,663 and $588,670, respectively                       12,740,921      11,654,743
 Prepaids and other current assets                                         990,240         523,480
                                                                      ------------    ------------
   Total current assets                                                 14,638,987      13,048,688

 Property and equipment, net                                             1,684,595       1,704,975
 Employee receivables                                                      331,075         248,762
 Other assets                                                              426,278         213,174
 Acquired software, net                                                    963,892       1,091,624
 Fulfillment data base, net                                                725,973         797,148
 Other acquired intangible assets, net                                   1,933,217       1,773,333
 Goodwill, net                                                           2,958,440       1,772,919
                                                                      ------------    ------------
   Total assets                                                       $ 23,662,457    $ 20,650,623
                                                                      ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                                     $  2,764,636    $  2,545,730
 Line of Credit                                                          4,383,000       4,041,000
 Notes Payable                                                                  --         300,000
 Accrued expenses and other                                              8,007,395       7,351,468
                                                                      ------------    ------------
   Total current liabilities                                            15,155,031      14,238,198

 Note payable                                                              800,000              --
 Other liabilities                                                           9,316          57,901
                                                                      ------------    ------------
   Total Liabilities                                                    15,964,347      14,296,099
                                                                      ------------    ------------

Stockholders' equity:
 Class A cumulative preferred stock: $.01 par value; liquidation preference of $4.00 per share, unpaid dividends of $0 in 1999 and $267,204 in 1998; 2,000,000 shares authorized; 474,972
  and 987,753 shares outstanding in 1999 and 1998                            4,749           9,875

 Class B cumulative preferred stock: $.01 par
  value; liquidation preference of $3.50 per
  share; 1,500,000 shares authorized; 643,770
  shares outstanding in 1998                                                    --           6,438

 Class C cumulative preferred stock:$.01 par value; liquidation preference of $3.99 per share; unpaid dividends of $0 in 1999 and
  $37,500 in 1998; 2,500,000 shares authorized; 1,500,000 shares
  outstanding in 1999 and 1998                                              15,000          15,000

 Common stock $.001 par value; 40,000,000
  authorized, 12,717,554 shares outstanding in 1999
  and 10,204,735 shares in 1998                                             12,718          10,204
 Additional paid in capital                                             14,922,892      13,821,531
 Accumulated deficit                                                    (7,257,249)     (7,508,524)
                                                                      ------------    ------------
  Commitments and contingencies

  Total stockholders' equity                                             7,698,110       6,354,524
                                                                      ------------    ------------
  Total liabilities and stockholders' equity                          $ 23,662,457    $ 20,650,623
                                                                      ============    ============

                 See notes to condensed consolidated statements

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months and the Six Months Ended June 30, 1999 and 1998

                                                 Three Months Ended               Six Months Ended
                                            ----------------------------    ----------------------------
                                                       June 30,                       June 30,
                                            ----------------------------    ----------------------------
                                                1999            1998            1999            1998
                                            ------------    ------------    ------------    ------------
                                                           ---------- (Unaudited)----------
Revenue
   Services                                 $ 18,294,570    $ 12,272,174    $ 34,825,035    $ 24,426,268
   Product                                     3,463,514       1,657,502       9,627,248       2,797,836
                                            ------------    ------------    ------------    ------------
                                              21,758,084      13,296,676      44,452,283      27,224,104

Cost of revenues
   Services                                   13,796,713      10,645,491      26,305,804      21,031,758
   Product                                     2,300,327       1,115,529       7,372,007       1,823,633
                                            ------------    ------------    ------------    ------------
                                              16,097,040      11,761,020      33,677,811      22,855,391
                                            ------------    ------------    ------------    ------------

   Gross profit                                5,661,044       2,168,656      10,774,472       4,368,013

Selling, general and administrative
 expenses                                      5,465,898       2,696,022      10,323,595       5,272,107
                                            ------------    ------------    ------------    ------------

   Operating income (loss)                       195,146        (527,366)        450,877        (903,394)

Interest expense, net                            (66,790)        (14,407)       (199,600)        (80,479)
                                            ------------    ------------    ------------    ------------

Net income (loss) before income taxes            128,356        (541,773)        251,277        (983,873)

Provision for (benefit from) income taxes             --              --              --              --
                                            ------------    ------------    ------------    ------------

    Net income (loss)                       $    128,356    $   (541,773)   $    251,277    $   (983,873)
                                            ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE:
    Basic and diluted                       $       0.00    $      (0.07)   $       0.00    $      (0.13)
                                            ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
    Basic                                     11,706,600       9,172,542      11,195,457       8,472,566
                                            ============    ============    ============    ============
    Diluted                                   18,162,531              --      17,651,388              --
                                            ============    ============    ============    ============

                 See notes to condensed consolidated statements

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                 For the Six Months Ended June 30, 1999 and 1998

                                                                         Six Months Ended
                                                                   ---------------------------
                                                                    June 30,         June 30,
                                                                      1999            1998
                                                                   -----------     -----------
Net cash provided (used) in operating activities                   $   592,914     $  (701,814)
                                                                   -----------     -----------

Investing activities:
       Net cash (paid )acquired in acquisitions and earnouts        (1,650,450)       (146,670)
       Purchases of property and equipment                            (340,747)       (182,223)
                                                                   -----------     -----------
               Net cash used in investing activities                (1,991,197)       (328,893)
                                                                   -----------     -----------

Financing activities:
       Net proceeds from stock offerings                                    --       3,069,125
       Net borrowings on line of credit                                342,000        (271,199)
       Proceeds from borrowings of subordinated debt                   800,000              --
       Proceeds from the exercise of stock options and warrants      1,103,660              --
       Payment of dividends on preferred stock                        (371,313)             --
       Principal payments on capital lease obligations                 (56,390)        (35,796)
       Payment of other notes payable                                 (300,000)             --
       Employee receivables                                            (82,313)             --
                                                                   -----------     -----------
               Net cash provided in financing activities             1,435,644       2,762,130
                                                                   -----------     -----------

Increase (decrease) in cash and cash equivalents                        37,361       1,731,423

Cash and equivalents at beginning of period                            870,465         353,005
                                                                   -----------     -----------

Cash and equivalents at end of period                              $   907,826     $ 2,084,428
                                                                   ===========     ===========

Supplemental information:
     Cash paid during the period for:
        Interest                                                   $   292,081     $    86,182
                                                                   ===========     ===========
        Income taxes                                               $        --     $        --
                                                                   ===========     ===========

                 See notes to condensed consolidated statements

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  For the Quarters Ended June 30, 1999 and 1998
                                   (Unaudited)

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

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31, 1998, the results of its operations and its cash flows for the three months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 1999 and 1998.

Basis of Presentation

The accompanying financial statements include the accounts of The Netplex Group, Inc. and its wholly-owned subsidiaries for the three months ended June 30, 1999 and 1998. The accounts of Onion Peel Solutions, LLC, the PSS Group, Inc., Automated Business Systems of North Carolina, Inc., Kellar Technology Group, Inc. and Applied Intelligence Group, Inc. are included from the effective dates of their acquisitions, accounted for as purchases, which were July 1, 1997, January 1, 1998, June 30, 1998 and September 1, 1998, respectively. All significant intercompany transactions were eliminated in consolidation.

Earnings (loss) per share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted net income
(loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the periods. For the three month periods ended June 30, 1999 and 1998, the assumed exercise of the Company's outstanding stock options and warrants, Convertible Preferred Stock and contingently issuable shares in connection with certain business combinations would be anti-dilutive. The base of shares for the diluted calculation including common stock equivalents would be 17,651,388 and 9,675,665 shares respectively at June 30, 1999 and 1998.

A reconciliation of the numerators and denominators of the basic and diluted EPS for the three months and the six months ended June 30, 1999 and 1998, is provided below:

                                          Income          Shares         Per-Share
                                        (Numerator)    (Denominator)      Amount
                                        -----------    -------------   -----------
    Three months ended June 30, 1999
    Net income                          $   128,356
    Preferred stock dividend                116,049
                                        -----------
    Basic and diluted EPS:
     Income to common shareholders      $    12,307      11,706,600    $      0.00
                                        ===========                    ===========


   Three months ended June 30, 1998
    Net loss                            $  (541,773)
    Preferred stock dividend                 55,149
                                        -----------
    Basic and diluted EPS:
     Loss to common shareholders        $  (596,922)      9,172,542    $     (0.07)
                                        ===========                    ===========

                                          Income          Shares         Per-Share
                                        (Numerator)    (Denominator)      Amount
                                        -----------    -------------   -----------

   Six months ended June 30, 1999
    Net income                          $   251,277
    Preferred stock dividend                236,355
                                        -----------                    -----------
    Basic and diluted EPS:
     Income to common shareholders      $    14,942      11,195,457    $      0.00
                                        ===========                    ===========

   Six months ended June 30, 1998
    Net loss                            $  (983,873)
    Preferred stock dividend                111,612
                                        -----------                    -----------
    Basic and diluted EPS
     Loss to common shareholders        $(1,095,485)      8,472,566    $     (0.13)
                                        ===========                    ===========

Subordinated Debt:

On January 28, 1999, the Company raised $800,000 in a private placement to accredited investors. The Company issued a note payable, subordinated to the line of credit that the Company has with the bank. The note is payable on or before February 24, 2004 and bears interest at 14% APR payable monthly.

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

Proforma Data:

The following table sets forth the proforma results for the three months and the six months ended June 30, 1998 resulting from the acquisition of Automated Business Systems of North Carolina, Inc., Kellar Technology Group, Inc., and the technology consulting division of The viaLink Company, Inc. (formerly Applied Intelligence Group, Inc.):

                (Amounts in thousands, except per share amounts)

                                                       Three       Six
                                                       Months     Months
                                                       Ended      Ended
                                                      June 30,   June 30,
                                                        1998      1998
                                                      -------    -------

        Revenues                                       18,725    $35,538

        Net income (loss)                                 609    $   995
                                                      =======    =======

        Net income(loss) per share:

        Weighted Average common shares outstanding     10,145      8,604

           Proforma EPS                               $  0.06    $  0.10
                                                      =======    =======

Segment Information

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

The Company's reportable segments are as follows:

--Specialized Practices (SP) - a group of specialized industry or technology focused services organizations that combine to strategize, build, manage, and protect customers' electronic business systems and their associated network infrastructure.

--Regional Operations (RO)-- a series of regional organizations that provide systems integration and technical consulting services within targeted markets.

--Contractors Resources (CR)-- a membership-based financial services organization that provides "back office" administrative services (such as insurance, tax planning, 401(k), and client billing) that allow IT professionals to become successful independent contractors.

The Specialized Practices segment consists of four business units: Retail Consulting, e-business Systems, Business Protection Services, and
Internetworking.

The Company's accounting policies for these segments are the same as those described in the summary of Significant Accounting Policies, except that income tax expense is not allocated to each segment. In addition, the Company evaluates the performance of its segments and allocates resources based on gross margin, and earnings before interest, taxes, depreciation and amortization ("EBITDA"). Intersegment revenues are immaterial. The table below presents information about segments used by the chief operating decision-maker of Netplex as of and for the three months and the six months ended June 30, 1999 and 1998:

                                                                      Segment
                                    SP          RO          CR         Total
                                --------     --------    --------    --------

   1999 - Three months:
   Revenues                     $  5,381     $  6,525    $  9,852    $ 21,758
   Gross profit                    3,040        2,270         351       5,661
   EBITDA                          1,099          554          70       1,723
   ==========================================================================
   1998 - Three months:
   Revenues                     $    931     $  4,409    $  8,589    $ 13,929
   Gross profit                      768        1,107         294       2,169
   EBITDA                            173          100          21         294
   ==========================================================================
   1999 - Six months:
   Revenues                     $  9,687     $ 15,924    $ 18,841    $ 44,452
   Gross profit                    5,660        4,429         685      10,774
   EBITDA                          1,996        1,253         116       3,365
   ==========================================================================
   1998 - Six months:
   Revenues                     $  2,201     $  7,900    $ 17,123    $ 27,224
   Gross profit                    1,595        1,081         585       4,369
   EBITDA                            (62)         444          86         468
   ==========================================================================
   Total assets:
   June 30, 1999:               $  7,377     $  9,005    $  6,962    $ 23,622
   Unallocated                                                            278
   Total                                                               23,622
   ==========================================================================
   June 30, 1998:               $  2,741     $  6,230    $4,866      $
   --------------------------------------------------------------------------
   Unallocated                                                            556
   Total                                                               14,393
   ==========================================================================

Reconciliation of Segment Profit (Loss) to Income (Loss) from Continuing Operations

                                    Three Months Ended     Six Months Ended
                                    ------------------    ------------------
                                    June 30,   June 30,   June 30,   June 30,
                                    -------    -------    -------    -------
                                      1999       1998       1999       1998
                                    -------    -------    -------    -------
   Segment EBITDA                   $ 1,723    $   294    $ 3,365    $   468
   Unallocated corporate expenses    (1,039)      (586)    (1,987)    (1,003)
   Depreciation & amortization         (489)      (236)      (927)      (369)
   Interest expense, net                (67)       (14)      (200)       (80)
   Tax expense                           --         --         --         --
                                    -------    -------    -------    -------
   Income (loss) from continuing
   operations                       $   128    $  (542)   $   251    $  (984)
                                    =======    =======    =======    =======

Acquisition

On April 23, 1999, the Company completed the purchase of the assets of Liles and Associates, Inc, ("DLA") a Dallas, Texas based information technology consulting practice for $600,000 in cash. The Company used working capital to finance the acquisition. The acquisition is recorded effective April 1, 1999 using the purchase method of accounting. In connection with the acquisition, the Company has entered into employment agreements with certain employees of DLA. The acquisition price of $600,000 has been allocated $595,000 to goodwill and $5,000 to Property and Equipment. The goodwill is being amortized over 60 months.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        For the Quarters and the Six Months Ended June 30, 1999 and 1998

      The following table sets forth the revenue, gross profit, business unit expenses, and business unit income of each of the business areas for the three months and the six months ended June 30, 1999 and 1998:

Consolidated Operating Results by Segment
Amounts in 000's

                                        Three Months Ended       Six Months Ended
                                      --------------------     --------------------
                                             June 30,                 June 30,
                                      --------------------     --------------------
                                        1999        1998         1999        1998
                                      --------    --------     --------    --------
      Operating revenues
        Specialized Practices         $  5,381    $    931     $  9,687    $  2,201
        Regional Operations              6,525       4,409       15,924       7,900
        Contractor's Resources           9,852       8,589       18,841      17,123
                                      --------    --------     --------    --------
         Operating revenues             21,758      13,929       44,452      27,224
                                      --------    --------     --------    --------

      Cost of Revenues
        Specialized Practices            2,341         163        4,027         606
        Regional Operations              4,255       3,302       11,495       5,711
        Contractor's Resources           9,501       8,295       18,156      16,538
                                      --------    --------     --------    --------
         Cost of Revenues               16,097      11,760       33,678      22,855
                                      --------    --------     --------    --------

      Gross profit
        Specialized Practices            3,040         768        5,660       1,595
        Regional Operations              2,270       1,107        4,429       2,189
        Contractor's Resources             351         294          685         585
                                      --------    --------     --------    --------
         Gross profit                    5,661       2,169       10,774       4,369
                                      --------    --------     --------    --------

      Gross profit percentage
        Specialized Practices             56.5%       82.5%        58.4%       72.5%
        Regional Operations               34.8%       25.1%        27.8%       27.7%
        Contractor's Resources             3.6%        3.4%         3.6%        3.4%
                                      --------    --------     --------    --------
         Gross profit percentage          26.0%       15.6%        24.2%       16.0%
                                      --------    --------     --------    --------

      Operating Expenses
        Specialized Practices            1,941         595        3,664       1,657
        Regional Operations              1,716       1,007        3,176       1,745
        Contractor's Resources             281         273          569         499
                                      --------    --------     --------    --------
         Operating expenses              3,938       1,875        7,409       3,901
                                      --------    --------     --------    --------

      Operating income
        Specialized Practices            1,099         173        1,996         (62)
        Regional Operations                554         100        1,253         444
        Contractor's Resources              70          21          116          86
                                      --------    --------     --------    --------
         Operating income                1,723         294        3,365         468

      Corporate Expenses                 1,039         586        1,987       1,003
                                      --------    --------     --------    --------

      EBITDA                               684        (292)       1,378        (535)

      Interest, taxes, depreciation
         & amortization                    556         250        1,127         449
                                      --------    --------     --------    --------
      Net operating income/(loss)     $    128    $   (542)    $    251    $   (984)
                                      ========    ========     ========    ========

The Netplex Group, Inc. (the "Company" or "Netplex") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in the sections entitled "Market Opportunity," "Competition," "Service Fulfillment Model," "Growth Strategy", and "Additional Factors That May Affect Future Results," below, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those contained in this Form 10-Q report. Forward looking statements can be identified by forward looking words, such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," and "continue" or similar words.

The amounts expressed below are approximations and roundings.

Results of Operations

Three months ended June 30, 1999 compared to the three months ended June 30, 1998:

Revenue for the three months ended June 30, 1999 increased $7.8 million or 56% to $21.7 million, compared to $13.9 million for 1998. This increase includes a $4.4 million or 478% increase in Specialized Practices revenue, a $2.1 million or 48% increase in Regional Operations revenue, and a $1.3 million or 15% increase in Contractors Resources revenue.

The revenue growth in the three months ended June 30, 1999 includes $5.5 million of revenue contributed collectively by ABS, AIG and Dean Liles & Associates, Inc. which were acquired by the Company in June 1998, September 1998, and April 1999, respectively, and $2.3 million or 16% in revenue growth of the businesses owned as of January 1, 1998 ("organic growth"). The organic revenue growth includes increases for Specialized Practices, Regional Operations, and Contractor's Resources of $867,000, $147,000, and $1.3 million, respectively, or 93.1%, 3.3%, and 14.7%, respectively. The organic revenue growth in the Specialized Practices and Regional Operations is due primarily to increased sales volume in 1999 compared to 1998. The growth in Contractor's Resources revenues is due to an increase in the number of contractor members, which increased sales volume, and increased rates for services.

Gross profit for the three months ended June 30, 1999 increased $3.5 million or 161% to $5.7 million compared to $2.2 million for 1998. This increase includes increases in Specialized Practices, Regional Operations, and Contractor's Resources of $2.3 million or 296%, $1.2 million or 105% and $57,000 or 19%, respectively.

The gross profit growth includes $3.0 million of gross profit contributed collectively by ABS, AIG and Dean Liles & Associates, Inc. acquired in June 1998, September 1998, and April, 1999, respectively and a $520,000 increase in gross profits from businesses owned as of January 1, 1998 (organic growth). The organic gross profit growth includes increases in gross profits for Specialized Practices, Regional Operations, and Contractor's Resources of $291,000, $171,000, and $57,000, respectively, or 37.9%, 15.5%, and 19.5%, respectively.

Gross profit margins increased to 26.0% for the three months ended June 30, 1999 from 15.6% in 1998. Specialized Practices gross profit margins decreased from 82.5% in 1998 to 56.5% in 1999. Regional Operations gross profit margins increased from 25.1% in 1998 to 34.8% in 1999. Contractors Resources gross profit margins increased from 3.4% in 1998 to 3.6% in 1999. The gross profit margin for ABS, AIG and Dean Liles & Associates, Inc. was 53.6% for the three months.

The decrease in Specialized Practices gross profit margins is primarily due to the 1998 quarter revenue mix of proprietary product sales revenue with higher margins in proportion to systems implementation revenues for the six months at lower gross margins. This change in mix is not expected to be repeated.

The Regional Operations gross profit margin increase is due to an improved mix of higher margin Systems Integration work over Technical Consulting Services that command a lower gross profit margin. Contractors Resources achieved slightly higher gross profit margins primarily through increased billing rates to its customers.

Business unit expenses for the three months ended June 30, 1999 increased $2.1 million or 110% to $3.9 million from $1.9 million in 1998. This increase includes increases in Specialized Practices and Regional Operations business unit expenses of $1.3 million and $709,000, respectively. Contractors Resources business unit expenses increased by $9,000. The increase in business unit expenses was primarily due to the acquisitions of ABS, AIG and Dean Liles & Associates, Inc. which collectively increased business unit expenses in 1999 by $2.0 million. The increase in Contractor's Resources business unit expenses is due to the addition of operations staff to support growth.

Business unit income for the three months ended June 30, 1999 was $1.7 million compared to $294,000 in 1998, an improvement of $1.4 million. This improvement includes increases in business unit profits from Specialized Practices, Regional Operations, and Contractor's Resources of $927,000, $454,000, and $49,000, respectively, or

538%, 456%, and 225%, respectively. Business unit income for ABS, AIG and Dean Liles & Associates, Inc. accounted for $929,000 or 64% of this improvement.

Corporate expense for the three months ended June 30, 1999 increased $453,000 or 77% to $1.0 million from $589,000 in 1998. This increase reflects an additional investment in corporate development capability to support the growth of operations and the integration of acquisitions.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended June 30, 1999 was $684,000 compared to a loss of $292,000 in 1998, an improvement in EBITDA of $976,000. The components of this improvement are discussed above.

Depreciation, amortization and interest expense for the three months ended June 30, 1999 increased $306,000 to $556,000 from $250,000 in 1998. This increase is principally due to increased amortization and depreciation from the acquisitions of ABS, AIG and Dean Liles & Associates, Inc. and increased borrowings under the Company's line of credit facility to support growth for the three months ended June 30, 1999.

No provision for income taxes was required for the three months ended June 30, 1999 due to utilization of net operating loss carryforwards generated in previous years. No provision for income taxes was required for the three months ended June 30, 1998 due to the generation of net losses.

Net income for the three months ended June 30, 1999 was $128,000 compared to a net loss of $542,000 in 1998, an increase of $670,000. The components of this increase are discussed above.

Six months ended June 30, 1999 compared to the three months ended June 30, 1998:

Revenue for the six months ended June 30, 1999 increased $17.2 million or 63% to $44.5 million, compared to $27.2 million for 1998. This increase includes a $7.5 million or 340% increase in Specialized Practices revenue, a $8.0 million or 102% increase in Regional Operations revenue, and a $1.7 million or 10% increase in Contractors Resources revenue.

The revenue growth in 1999 includes $12.8 million of revenue contributed collectively by ABS, AIG and Dean Liles & Associates, Inc. which were acquired by the Company in June 1998, September 1998, and April, 1999, respectively, and $4.4 million or 16% in revenue growth of the businesses owned as of January 1, 1998 ("organic growth"). The organic revenue growth includes increases for Specialized Practices, Regional Operations, and Contractor's Resources of $1.5 million, $1.1 million, and $1.7 million, respectively, or 70.3%, 14.3%, and 10.0%, respectively. The organic revenue growth in the Specialized Practices and Regional Operations is due primarily to increased sales volume in 1999 compared to 1998. The growth in Contractor's Resources revenues is due to an increase in the number of contractor members, which increased sales volume, and increased rates for services.

Gross profit for the six months ended June 30, 1999 increased $6.4 million or 147% to $10.8 million compared to $4.4 million in 1998. This increase includes increases in Specialized Practices, Regional Operations, and Contractor's Resources of $4.1 million or 255%, $2.2 million or 102% and $100,000 or 17%, respectively.

The gross profit growth includes $5.1 million of gross profit contributed collectively by ABS, AIG and Dean Liles & Associates, Inc. acquired in June 1998, September 1998, and April, 1999, respectively and a $1.3million increase in gross profits from businesses owned as of January 1, 1998 (organic growth). The organic gross profit growth includes increases in gross profits for Specialized Practices, Regional Operations, and Contractor's Resources of $676,000, $528,000, and $100,000, respectively, or 42.4%, 24.1%, and 17.1%, respectively.

Gross profit margins increased to 24.2% for the six months ended June 30, 1999 from 16.0% in 1998. Specialized Practices gross profit margins decreased from 72.4% in 1998 to 58.4% in 1999. Regional Operations gross profit margins increased from 27.7% in 1998 to 27.8% in 1999. Contractors Resources gross profit margins increased from 3.4% in 1998 to 3.6% in 1999. The gross profit margin for ABS, AIG and Dean Liles & Associates, Inc. was 39.7% for the six months.

The decrease in Specialized Practices gross profit margins is primarily due to the 1998 quarter revenue mix of proprietary product sales revenue with higher margins in proportion to systems implementation revenues for the six months at lower gross margins. This change in mix is not expected to be repeated.

The Regional Operations gross profit margin increase is due to an slightly improved mix of higher margin Systems Integration work over Technical Consulting Services that command a lower gross profit margin. Contractors Resources achieved slightly higher gross profit margins primarily through increased billing rates to its customers.

Business unit expenses for the six months ended June 30, 1999 increased $3.5 million or 90% to $7.4 million from $3.9 million in 1998. This increase includes increases in Specialized Practices and Regional Operations business unit expenses of $2.0 million and $1.4 million, respectively. Contractors Resources business unit expenses increased by $70,000. The increase in business unit expenses was primarily due to the acquisitions of ABS, AIG and Dean

Liles & Associates, Inc. which collectively increased business unit expenses in 1999 by $3.6 million. The increase in Contractor's Resources business unit expenses is due to the addition of operations staff to support growth.

Business unit income for the six months ended June 30, 1999 was $3.4 million compared to $468,000 in 1998, an improvement of $2.9 million. This improvement includes increases in business unit profits from Specialized Practices, Regional Operations, and Contractor's Resources of $2.1 million, $809,000, and $30,000, respectively, or 3,306%, 183%, and 34%, respectively. Business unit income for ABS, AIG and Dean Liles & Associates, Inc. accounted for $1.5 million or 53% of this improvement.

Corporate expense for the six months ended June 30, 1999 increased $1.0 million or 98% to $2.0 million from $1.0 million in 1998. This increase reflects an additional investment in corporate development capability to support the growth of operations and the integration of acquisitions.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the six months ended June 30, 1999 was $1.4 million compared to a loss of $535,000 in 1998, an improvement in EBITDA of $2.0 million. The components of this improvement are discussed above.

Depreciation, amortization and interest expense for the six months ended June 30, 1999 increased $678,000 to $1.1 million from $448,000 in 1998. This increase is principally due to increased amortization and depreciation from the acquisitions of ABS, AIG and Dean Liles & Associates, Inc. and increased borrowings under the Company's line of credit facility to support growth for the six months ended June 30, 1999.

No provision for income taxes was required for the six months ended June 30, 1999 due to utilization of net operating loss carryforwards generated in previous years. No provision for income taxes was required for the six months ended June 30, 1998 due to the generation of net losses.

Net income for the six months ended June 30, 1999 was $251,000 compared to a net loss of $1.0 million in 1998, an increase of $1.2 million. The components of this increase are discussed above.

Liquidity and Capital Resources

At June 30, 1999, the Company had cash and cash equivalents of $907,826. The Company had $4,383,000 outstanding on its line of credit facilities and $800,000 in long term subordinated debt.

The following increased the Company's liquidity and capital resources:

For the six months ended June 30, 1999 the Company's cash increased by $37,000. This increase is comprised of cash provided by operating activities of $593,000, cash used in investing activities of $1,991,000 and cash provided by financing activities of $1,436,000.

As of June 30, 1998, the Company maintains a line of credit with a bank that allows the Company to borrow the lesser of $6 million or 80% of eligible accounts receivable. Advances against this line of credit bear interest at 0.75% over the bank's prime rate and require the Company to maintain certain financial covenants. The Company had borrowings of $4,383,000 under the line of credit as of June 30, 1999. As of August 11, 1999 the Company had net availability of $780,000 under the line. This line of credit expires on July 1, 2000.

Capital expenditures for the six months ended June 30, 1999 were $370,000.

Dividends of $371,000 were paid on the Company's Class A and Class C Cumulative Preferred Stock during the six months ended June 30, 1999. The Company's Class B Preferred Stock does not bear dividends. At June 30, 1999, the Company had accrued dividends of $61,245 on the Class A and Class C Preferred Stock .

During the six months ended June 30, 1999, 512,601 shares of Class A Preferred Stock and 643,770 shares of Class B Preferred Stock were converted into 1,156,371 shares of Common Stock. No Class C Preferred Stock were converted into Common Stock during the six months ended June 30, 1999. The Class C shares are not eligible for conversion to Common Stock until September 2003. The conversions of the Class A Cumulative Preferred Stock during the six months ended June 30, 1999 will reduce the Company's obligation for dividend payments by $25,630 per quarter ($102,520 annually).

Incentive and consultant stock options and Common Stock purchase warrants to purchase an aggregate of 644,850 shares of the Company's Common Stock were exercised during the six months ended June 30, 1999, generating cash proceeds to the Company of $1,103,000.

In February 1999, the Company borrowed $800,000 of subordinated debt from Waterside Capital. The subordinated debt bears interest at 14% and matures in February 2004.

In January 1999, the Company paid a $300,000 note payable related to its January 1, 1998 acquisition of The PSS Group, Inc.

Acquisitions and future plans.

On April 23, 1999, the Company completed the purchase of the assets of Dean Liles & Associates, Inc. a Dallas, TX based information technology consulting practice, for $600,000 in cash.

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

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

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

The Company currently anticipates that all of its internal systems and equipment will be Year 2000 compliant by the end of the third quarter of 1999 and that the associated costs will not have a material adverse effect on the Company's results of operations and financial condition. However, the failure to properly assess or timely implement a material Year 2000 problem could result in a disruption in the Company's normal business activities or operations. Such failures, depending on the extent and nature, could materially and adversely effect the Company's operations and financial condition. To date, the Company has not developed a contingency plan.

The Company does not believe that the costs of its Year 2000 Program have been or are material to its financial position or results of operations. All expenses have been charged against earnings as incurred and the Company intends to continue to charge such costs against earnings as the costs are incurred.

The Company believes that all of its network management software products (Amerigo and Amerigo/L2, Network Data Collector, ROVE, and ROVE Motif) will properly process/utilize dates beyond December 31, 1999.

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

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The following proposals were voted upon by the Company's shareholders at the Annual Meeting of Shareholders held on June 9, 1999 ("Annual Shareholders Meeting"):

The following persons were elected as directors of the Company to serve staggered terms until the succeding annual shareholders meeting or until their successors have been duly elected and qualified:

              Name                Votes For       Votes Against        Abstained
              ----                ---------       -------------        ---------

         Class III Directors (three year term):

         Gene Zaino               10,045,194         130,294               0
         Richard Goldstein        10,077,838          97,650               0

         Class II Directors (two year term):

         Steven L. Hanau          10,077,838          97,650               0
         Deborah S. Novick         9,792,838         382,650               0

         Class I Directors (one year term):

         J. Alan Lindauer         10,077,838          97,650               0
         Pamela Fredette          10,077,838          97,650               0


               Resolution                   In Favor    Against      Abstained      Not Voted
               ----------                   --------    -------      ---------      ---------
    Approval of the Amendment to our       6,171,183    176,757        28,850       3,578,146
    Certificate of Incorporation to
    stagger the Board of Directors.

    The approval of a proposal to          5,207,924     53,475        52,240       4,641,297
    authorize the issuance of shares
    of our common stock to complete a
    private placement of our
    securities with certain
    independent investors and their
    agent who purchased a prepaid
    warrant for our common stock.

    The approval of a proposal to          5,158,774     59,375        95,490       4,641,297
    authorize the issuance of shares
    of our common stock to complete a
    private placement of our
    securities with certain
    independent investors and their
    agent who purchased our Class C
    preferred stock which is
    convertible to our common stock.

    The approval of a proposal to          8,592,795    275,097       244,445         842,599
    approve an amendment to our 1992
    Incentive and Stock Option Plan in
    order to increase the maximum
    number of common shares to be
    issued under the plan from
    3,000,000 to 3,500,000 shares.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            3(i) - Certificate Of Amendment Of Certificate Of Incorporation Of
                   The Netplex Group, Inc.

            20 - 1992 Incentive And Nonqualified Stock Option Plan Of The
                 Netplex Group, Inc.
            27 - Financial Data Schedule

      (b)   Reports on Form 8-K

            During the quarter the Company filed two Form 8-K's related to Item 4 Changes in Registrant's Certifying Accountant.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE NETPLEX GROUP, INC.
                                              (Registrant)


DATE: August 16, 1999                         /s/ Gene Zaino
     ----------------------                   ----------------------------------
                                              Gene Zaino
                                              Chairman of the Board
                                              And Chief Executive Officer
                                              (Principal Executive Officer)


DATE: August 16, 1999                         /s/ Walton E. Bell, III
     ----------------------                   ----------------------------------
                                              Walton E. Bell, III
                                              Vice President and Chief
                                              Financial Officer (Principal
                                              Financial and Accounting Officer)