Form 10-Q
period 1999-09-30
NETPLEX GROUP INC
filed 1999-11-15
CIK 888028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
             -------------------------------------------------------
                                  F O R M 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
             -------------------------------------------------------

For the quarterly period                        Commission file number 001-11784
ended September 30, 1999

                             THE NETPLEX GROUP, INC.
             -------------------------------------------------------
               (Exact name of issuer as specified in its charter)

           NEW YORK                                       11-2824578
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         1800 Robert Fulton Drive, Ste. 250, Reston, Virginia 20191-4346
         ---------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (703) 716-4777
               ---------------------------------------------------
               Registrant's telephone number, including area code)


             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

As of November 5, 1999, 13,285,580 shares of the issuer's Common Stock were outstanding.

                             THE NETPLEX GROUP, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

Part I. Financial information

Item 1. Financial statements and supplementary data

      a)  Condensed Consolidated Balance Sheets as of
          September 30, 1999 and December 31, 1998...........................  3

      b)  Condensed Consolidated Statements of Operations for
          the Three Months and the Nine Months Ended September 30,
          1999 and 1998......................................................  4

      c)  Condensed Consolidated Statements of Cash Flows for
          the Nine Months ended September 30, 1999 and 1998..................  5

      d)  Notes to Condensed Consolidated Financial Statements...............  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 15

Part II Other information.................................................... 15

Item 6. Exhibits and Reports on Form 8-K..................................... 15

        Signatures........................................................... 16

Part I  Financial Information

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1999 and December 31, 1998

                                                          (Unaudited)
                                                          September 30,    December 31,
                                                              1999             1998
                                                          ------------    ------------
                               Assets
Current Assets:
  Cash and cash equivalents                               $  1,758,959    $    870,465
  Accounts receivable, net of allowance for doubtful
   accounts of $305,459 and $588,670, respectively          13,847,245      11,654,743
  Prepaids and other current assets                          1,535,043         523,480
                                                          ------------    ------------
    Total current assets                                    17,141,247      13,048,688

  Property and equipment, net                                1,646,737       1,704,975
  Employee receivables                                         301,488         248,762
  Other assets                                                 437,903         213,174
  Acquired software, net                                       881,430       1,091,624
  Fulfillment data base, net                                   695,130         797,148
  Other acquired intangible assets, net                      1,814,362       1,773,333
  Goodwill, net                                              3,104,331       1,772,919
                                                          ------------    ------------

    Total assets                                          $ 26,022,628    $ 20,650,623
                                                          ============    ============

                         Liabilities and Stockholders' Equity
Current Liabilities:

  Accounts payable                                        $  4,511,155    $  2,545,730
  Line of Credit                                             5,036,000       4,041,000
  Notes Payable                                                     --         300,000
  Accrued expenses and other                                 9,244,263       7,351,468
                                                          ------------    ------------
    Total current liabilities                               18,791,418      14,238,198

  Note payable                                                 800,000              --
  Other liabilities                                             57,950          57,901
                                                          ------------    ------------

    Total liabilities                                       19,649,368      14,296,099
                                                          ------------    ------------

Stockholders' equity:
  Class A cumulative preferred stock: $.01 par value;
   liquidation preference of $4.00 per share, unpaid
   dividends of $23,745 in 1999 and $267,204 in 1998;
   2,000,000 shares authorized; 435,289 and 987,753
   shares outstanding in 1999 and 1998                           4,352           9,875

  Class B cumulative preferred stock: $.01 par
   value; liquidation preference of $3.50 per share;
   1,500,000 shares authorized; 643,770 shares
   outstanding in 1998                                              --           6,438

  Class C cumulative preferred stock:$.01 par value;
   liquidation preference of $3.99 per share; unpaid
   dividends of $37,500 in 1999 and $37,500 in 1998;
   2,500,000 shares authorized; 1,500,000 shares
   outstanding in 1999 and 1998                                 15,000          15,000

  Common stock $.001 par value; 40,000,000 authorized,
   13,200,164 shares outstanding in 1999 and 10,204,735
   shares in 1998                                               13,200          10,204
  Additional paid in capital                                15,063,552      13,821,531
  Accumulated deficit                                       (8,722,844)     (7,508,524)
                                                          ------------    ------------
    Commitments and contingencies

    Total stockholders' equity                               6,373,260       6,354,524
                                                          ------------    ------------

    Total liabilities and stockholders' equity            $ 26,022,628    $ 20,650,623
                                                          ============    ============

                 See notes to condensed consolidated statements

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and the Nine Months Ended September 30, 1999 and 1998

                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                              ---------------------------   ---------------------------
                                                   1999           1998           1999           1998
                                              ------------   ------------   ------------   ------------
                                                       ---------------(Unaudited)---------------
Revenue
   Services                                   $ 17,282,668   $ 15,353,289   $ 52,107,703   $ 39,779,557
   Product                                       3,932,773        714,574     13,560,021      3,512,410
                                              ------------   ------------   ------------   ------------
                                                21,215,441     16,067,863     65,667,724     43,291,967

Cost of revenues
   Services                                     13,274,584     12,540,680     39,580,388     33,572,438
   Product                                       2,977,352        387,489     10,349,359      2,211,122
                                              ------------   ------------   ------------   ------------
                                                16,251,936     12,928,169     49,929,747     35,783,560
                                              ------------   ------------   ------------   ------------

   Gross profit                                  4,963,505      3,139,694     15,737,977      7,508,407

Selling, general and administrative expenses     6,315,274      4,029,476     16,638,869      9,301,583
Inventory write-off                                     --        131,104             --        131,104
Restructuring costs                                     --        345,000             --        345,000
Acquired in-process technology                          --        250,000             --        250,000
                                              ------------   ------------   ------------   ------------
                                                 6,315,274      4,755,580     16,638,869     10,027,687
                                              ------------   ------------   ------------   ------------

   Operating loss                               (1,351,769)    (1,615,886)      (900,892)    (2,519,280)

Interest expense, net                             (113,827)       (38,462)      (313,427)      (118,941)
                                              ------------   ------------   ------------   ------------

Net loss before income taxes                    (1,465,596)    (1,654,348)    (1,214,319)    (2,638,221)

Provision for (benefit from) income taxes               --             --             --             --
                                              ------------   ------------   ------------   ------------

   Net loss                                   $ (1,465,596)  $ (1,654,348)  $ (1,214,319)  $ (2,638,221)
                                              ============   ============   ============   ============

LOSS PER SHARE:
   Basic and diluted                          $      (0.12)  $      (0.17)  $      (0.13)  $      (0.31)
                                              ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
   Basic and diluted                            12,931,850      9,889,062     11,746,693      8,945,022
                                              ============   ============   ============   ============

                 See notes to condensed consolidated statements

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
              For the Nine Months Ended September 30, 1999 and 1998

                                                                Nine Months Ended
                                                                  September 30,
                                                          ----------------------------
                                                               1999            1998
                                                          -------------   ------------
                                                                  Unaudited

Net cash provided by (used in) operating activities       $    959,999    $ (2,784,108)
                                                          ------------    ------------

Investing activities:
    Net paid acquired in acquisitions and earnouts          (1,764,262)     (3,146,670)
    Purchases of property and equipment                       (492,799)       (299,986)
                                                          ------------    ------------
      Net cash used in investing activities                 (2,257,061)     (3,446,656)
                                                          ------------    ------------

Financing activities:
    Net proceeds from stock offerings                               --       6,462,510
    Net borrowings on line of credit                           995,000         683,595
    Proceeds from borrowings of subordinated debt              800,000              --
    Proceeds from the exercise of stock options and
     warrants                                                1,307,523          22,799
    Payment of dividends on preferred stock                   (490,495)             --
    Principal payments on capital lease obligations            (73,747)             --
    Payment of other notes payable                            (300,000)             --
    Employee receivables                                       (52,726)             --
                                                          ------------    ------------
      Net cash provided in financing activities              2,185,555       7,168,904
                                                          ------------    ------------

Increase (decrease) in cash and cash equivalents               888,493         938,140

Cash and equivalents at beginning of period                    870,465         353,005
                                                          ------------    ------------

Cash and equivalents at end of period                     $  1,758,958    $  1,291,145
                                                          ============    ============

Supplemental information:
  Cash paid during the period for:
         Interest                                         $    451,691    $    118,941
                                                          ============    ============
         Income taxes                                     $         --    $         --
                                                          ============    ============

                 See notes to condensed consolidated statements

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               For the Quarters Ended September 30, 1999 and 1998
                                   (Unaudited)

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

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31, 1998, the results of its operations for the three months and the nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 1999 and 1998.

Basis of Presentation

The accompanying financial statements include the accounts of The Netplex Group, Inc. and its wholly-owned subsidiaries for the three months ended September 30, 1999 and 1998. The accounts of Onion Peel Solutions, LLC, the PSS Group, Inc., Automated Business Systems of North Carolina, Inc., Kellar Technology Group, Inc., the technology consulting division of The viaLink Company, Inc. (formerly Applied Intelligence Group, Inc.) and Dean Liles & Associates are included from the effective dates of their acquisitions, accounted for as purchases, which were July 1, 1997, January 1, 1998, June 18, 1998, September 1, 1998, and, April 1, 1999 respectively. All material intercompany transactions were eliminated in consolidation.

Earnings (loss) per share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted net income
(loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the periods. For the three month periods ended September 30, 1999 and 1998, the assumed exercise of the Company's outstanding stock options and warrants, Convertible Preferred Stock and contingently issuable shares in connection with certain business combinations would be anti-dilutive. The base of shares for the diluted calculation including common stock equivalents would be 16,515,34 and 9,889,062 shares respectively at September 30, 1999 and 1998.

A reconciliation of the numerators and denominators of the basic and diluted EPS for the three months and the Nine months ended September 30, 1999 and 1998, is provided below:

                                            Income         Shares    Per-Share
                                          (Numerator)  (Denominator)   Amount
                                         -----------   ------------  ---------
Three months ended September 30, 1999
  Net loss                               $(1,465,596)
  Preferred stock dividend                  (114,064)
                                         -----------
  Basic and diluted EPS:
    Loss to common shareholders          $(1,579,660)    12,931,850   $  (0.12)
                                         ===========                  ========

Three months ended September 30, 1998
  Net loss                               $(1,654,348)
  Preferred stock dividend                   (49,379)
                                         -----------
  Basic and diluted EPS:

    Loss to common shareholders          $(1,703,727)     9,889,062   $  (0.17)
                                         ===========                  ========

                                            Income         Shares    Per-Share
                                          (Numerator)  (Denominator)   Amount
                                         -----------   ------------  ---------
Nine months ended September 30, 1999
  Net loss                               $(1,214,319)
  Preferred stock dividend                  (350,399)
                                         -----------
  Basic and diluted EPS:
    Loss to common shareholders          $(1,564,718)    11,746,693   $  (0.13)
                                         ===========                  ========

Nine months ended September 30, 1998
  Net loss                               $(2,638,221)
  Preferred stock dividend                  (161,000)
                                         -----------
  Basic and diluted EPS
    Loss to common shareholders          $(2,799,221)     8,945,022   $  (0.31)
                                         ===========                  ========

Subordinated Debt:
On January 28, 1999, the Company raised $800,000 in a private placement to accredited investors. The Company issued a note payable, subordinated to the Company's line of credit. The note is payable on or before February 24, 2004 and bears interest at 14% payable monthly.

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

Proforma Data:
The following table sets forth the proforma results for the three months and the nine months ended September 30, 1998 resulting from the acquisition of Automated Business Systems of North Carolina, Inc., Kellar Technology Group, Inc., and the technology consulting division of The viaLink Company, Inc. (formerly Applied Intelligence Group, Inc.):

                (Amounts in thousands, except per share amounts)

                                                 Three Months      Nine Months
                                                    Ended             Ended
                                                 September 30,    September 30,
                                                      1998             1998
                                                 -------------    -------------

      Revenues                                          17,503     $     52,588
                                                  ============     ============

      Net loss                                          (1,500)    $       (850)
                                                  ============     ============

      Net loss per share:
      Weighted Average common shares outstanding         9,889            9,395
                                                  ============     ============
      Proforma EPS                                $      (0.15)    $      (0.09)
                                                  ============     ============

Segment Information
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

The Company's reportable segments are as follows:

--Specialized Practices (SP) - a group of specialized industry or technology focused services organizations that combine to strategize, build, manage, and protect customers' electronic business systems and their associated network infrastructure.
--Regional Operations (RO)-- a series of regional organizations that provide systems integration and technical consulting services within targeted markets. --Contractor's Resources (CR)-- a membership-based financial services organization that provides "back office" administrative services (such as insurance, tax planning, 401(k), and client billing) that allow IT professionals to become successful independent contractors.
The Specialized Practices segment consists of four business units: Retail Consulting, e-business Systems, Business Protection Services, and Internetworking.
The Company's accounting policies for these segments are the same as those described in the summary of Significant Accounting Policies, except that income tax expense is not allocated to each segment. In addition, the Company evaluates the performance of its segments and allocates resources based on gross margin, and earnings before interest, taxes, depreciation and amortization ("EBITDA"). Intersegment revenues are immaterial.
The table below presents information about segments used by the chief operating decision-maker of Netplex as of and for the three months and the nine months ended September 30, 1999 and 1998:

                                                           Segment
                            SP         RO          CR       Total
                          -------    -------     -------   --------

1999 - Three months:
Revenues                  $ 4,888    $ 7,215     $ 9,112   $ 21,215
Gross profit                2,601      2,034         328      4,963
EBITDA                        570        312        (436)       446
===================================================================
1998 - Three months:
Revenues                 $  3,898   $  3,409    $  8,760   $ 16,067
Gross profit                1,737      1,112         291      3,140
EBITDA                        123        250          19        392
===================================================================
1999 - Nine months:
Revenues                 $ 14,575   $ 23,139    $ 27,954   $ 65,668
Gross profit                8,262      6,462       1,014     15,738
EBITDA                      2,566      1,565        (319)     3,812
===================================================================
1998 - Nine months:
Revenues                 $  6,100   $ 11,309    $ 25,883   $ 43,292
Gross profit                3,332      3,299         877      7,508
EBITDA                         61        351         106        518
===================================================================
Total assets:
September 30, 1999:      $  8,437   $  9,084    $  8,658   $ 26,179
Unallocated                                                   1,686
Total                                                        27,865
===================================================================
September 30, 1998:      $  5,734   $  5,939    $  4,380   $ 16,053
-------------------------------------------------------------------
Unallocated                                                   2,333
Total                                                        18,386
===================================================================

Reconciliation of Segment Profit (Loss) to Loss from Continuing Operations

                                        Three Months Ended            Nine Months Ended
                                   ---------------------------   ---------------------------
                                   September 30,  September 30,  September 30,  September 30,
                                   ------------   ------------   ------------   ------------
                                       1999           1998           1999           1998
                                   ------------   ------------   ------------   ------------
Segment EBITDA                     $        446   $        392   $      3,812   $        518
Unallocated corporate expenses           (1,262)        (1,741)        (3,250)        (2,402)
Depreciation & amortization                (536)          (267)        (1,463)          (635)
Interest expense, net                      (114)           (38)          (313)          (119)
Tax expense                                  --             --             --             --
                                   ------------   ------------   ------------   ------------
Loss from continuing operations    $     (1,466)  $     (1,654)  $     (1,214)  $     (2,638)
                                   ============   ============   ============   ============

Acquisition
On April 23, 1999, the Company completed the purchase of the assets of Dean Liles & Associates, Inc, ("DLA") a Dallas, Texas based information technology consulting practice for $600,000 in cash. The Company used working capital to finance the acquisition. The acquisition is recorded effective April 1, 1999 using the purchase method of accounting. In connection with the acquisition, the Company has entered into employment agreements with certain employees of DLA. The acquisition price of $600,000 has been allocated $595,000 to goodwill and $5,000 to Property and Equipment. The goodwill is being amortized over 60 months.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For the Quarters and the Six Months Ended September 30, 1999 and 1998

      The following table sets forth the revenue, gross profit, business unit expenses, and business unit income of each of the business areas for the three months and the nine months ended September 30, 1999 and 1998:

Consolidated Operating Results by Segment
Amounts in 000's

                                        Three Months Ended            Nine Months Ended
                                   ---------------------------   ---------------------------
                                   September 30,  September 30,  September 30,  September 30,
                                   ------------   ------------   ------------   ------------
                                       1999           1998           1999           1998
                                   ------------   ------------   ------------   ------------
Operating revenues
  Specialized Practices            $      4,888   $      3,898   $     14,575   $      6,100
  Regional Operations                     7,215          3,409         23,139         11,309
  Contractor's Resources                  9,112          8,760         27,954         25,883
                                   ------------   ------------   ------------   ------------
    Operating revenues                   21,215         16,067         65,668         43,292
                                   ------------   ------------   ------------   ------------

Cost of Revenues
  Specialized Practices                   2,287          2,161          6,313          2,768
  Regional Operations                     5,181          2,297         16,677          8,010
  Contractor's Resources                  8,784          8,469         26,940         25,006
                                   ------------   ------------   ------------   ------------
    Cost of Revenues                     16,252         12,927         49,930         35,784
                                   ------------   ------------   ------------   ------------

Gross profit
  Specialized Practices                   2,601          1,737          8,262          3,332
  Regional Operations                     2,034          1,112          6,462          3,299
  Contractor's Resources                    328            291          1,014            877
                                   ------------   ------------   ------------   ------------
    Gross profit                          4,963          3,140         15,738          7,508
                                   ------------   ------------   ------------   ------------

Gross profit percentage
  Specialized Practices                    53.2%          44.5%          56.7%          54.6%
  Regional Operations                      28.2%          32.6%          27.9%          29.2%
  Contractor's Resources                    3.6%           3.3%           3.6%           3.4%
                                   ------------   ------------   ------------   ------------
    Gross profit percentage                23.4%          19.5%          24.0%          17.3%
                                   ------------   ------------   ------------   ------------

Operating Expenses
  Specialized Practices                   2,031          1,614          5,696          3,271
  Regional Operations                     1,722            862          4,897          2,948
  Contractor's Resources                    764            272          1,333            771
                                   ------------   ------------   ------------   ------------
    Operating expenses                    4,517          2,748         11,926          6,990
                                   ------------   ------------   ------------   ------------

Operating income

  Specialized Practices                     570            123          2,566             61
  Regional Operations                       312            250          1,565            351
  Contractor's Resources                   (436)            19           (319)           106
                                   ------------   ------------   ------------   ------------
    Operating income                        446            392          3,812            518

Corporate Expenses                        1,262          1,419          3,250          2,422
                                   ------------   ------------   ------------   ------------

EBITDA                                     (816)        (1,027)           562         (1,904)

Interest, taxes, depreciation
 & amortization                             650            627          1,776            734
                                   ------------   ------------   ------------   ------------
Net operating loss                 $     (1,466)  $     (1,654)  $     (1,214)  $     (2,638)
                                   ============   ============   ============   ============

The Netplex Group, Inc. (the "Company" or "Netplex") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the various factors could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those contained in this Form 10-Q report. Forward looking statements can be identified by forward looking words, such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," and "continue" or similar words.

The amounts expressed below are approximations and roundings.

Results of Operations

Three months ended September 30, 1999 compared to the three months ended September 30, 1998:

Revenue for the three months ended September 30, 1999 increased $5.1 million or 32% to $21.2 million, compared to $16.1 million for 1998. This increase includes a $1.0 million or 25% increase in Specialized Practices revenue, a $3.8 million or 112% increase in Regional Operations revenue, and a $0.3 million or 4% increase in Contractor's Resources revenue.

The revenue growth in the three months ended September 30, 1999 includes $3.8 million of revenue contributed by AIG and DLA which were acquired by the Company in September 1998, and April 1999, respectively, and $1.3 million or 8% in revenue growth of the businesses owned as of July 1, 1998 ("organic growth"). The organic revenue growth includes increases for Regional Operations, and Contractor's Resources of $3.8 million and $0.3 million, respectively, or 112% and 4%, respectively. This was offset by decline in Specialized Practices revenue of $2.8 million or 73%. The organic revenue growth in the Regional Operations is due primarily to increased sales volume in 1999 compared to 1998. The growth in Contractor's Resources revenues is due to an increase in the number of contractor members, which increased sales volume, and increased rates for services. The decline in Specialized Practices revenue is due to a shift in core business from legacy network services to business-to-business e-commerce services.

Gross profit for the three months ended September 30, 1999 increased $1.8 million or 58% to $5.0 million compared to $3.1 million for 1998. This increase includes increases in Specialized Practices, Regional Operations, and Contractor's Resources of $0.9 million or 50%, $0.9 million or 83%, and $37,000 or 13%, respectively.

The gross profit growth includes $2.0 million of gross profit contributed by AIG and DLA. acquired in September 1998, and April, 1999, respectively and a $0.2 million decrease in gross profits from businesses owned as of July 1, 1998 (organic growth). The organic gross profit decline includes an increase in gross profits for Regional Operations and Contractor's Resources of $0.9 million or 83%, and $37,000 or 13%, respectively, offset by a decrease in Specialized Practices $1.1 million or 66%.

Gross profit margins increased to 23.4% for the three months ended September 30, 1999 from 19.5% in 1998. Specialized Practices gross profit margins increased from 44.6% in 1998 to 53.2% in 1999. Regional Operations gross profit margins decreased from 32.6% in 1998 to 28.2% in 1999. Contractor's Resources gross profit margins increased from 3.3% in 1998 to 3.6% in 1999. The gross profit margin for AIG and DLA. was 52.3% for the three months.

The increase in Specialized Practices gross profit margins is primarily due to a shift in core business from legacy network services to business-to-business e-commerce services. The Regional Operations gross profit margin decrease is due to a heavier mix of lower margin Systems Integration product sales. Contractor's Resources achieved slightly higher gross profit margins due to a increased fees for newer associates.

Business unit expenses for the three months ended September 30, 1999 increased $1.8 million or 64% to $4.5 million from $2.7 million in 1998. This increase includes increases in Specialized Practices, Regional Operations, and Contractor's Resources business unit expenses of $417,000, $861,000, and $491,000, respectively. The increase in business unit expenses was primarily due to the acquisitions of AIG and DLA. which increased business unit expenses in 1999. The increase in Contractor's Resources business unit expenses is due to the addition of operations staff to support growth and infrastructure costs for a new initiative to web-enable Contractor's Resources' service offerings.

Business unit income for the three months ended September 30, 1999 was $447,000 compared to $392,000 in 1998, an increase of $55,000. This increase includes increases in business unit profits from Specialized Practices and Regional Operations of $447,000 and $62,000, respectively, or 363%, and 25%, respectively, offset by a decline from Contractor's Resources of $454,000 or 2,410%. Business unit income for AIG and DLA. accounted for $1.4 million of this improvement and was offset by declines in other business units.

Corporate expense for the three months ended September 30, 1999 decreased $156,000 or 11% to $1.3 million from $1.4 million in 1998. This decrease reflects an absence of certain restructuring costs and write-offs in 1998 of $726,000 offset by increased corporate expenses of $570,000. This increase reflects an additional investment in management and infrastructure development to support the growth of operations and the integration of acquisitions.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended September 30, 1999 was a loss of $0.8 million compared to a loss of $1.0 million in 1998, an improvement in EBITDA of $211,000. The components of this improvement are discussed above.

Depreciation, amortization and interest expense for the three months ended September 30, 1999 increased $23,000 to $650,000 from $627,000 in 1998. This increase is principally due to increased amortization and depreciation from the acquisitions of ABS, AIG and DLA. and increased borrowings under the Company's line of credit facility to support growth for the three months ended September 30, 1999.

No provision for income taxes was required for the three months ended September 30, 1999 due to utilization of net operating loss carryforwards generated in previous years. No provision for income taxes was required for the three months ended September 30, 1998 due to the generation of net losses.

Net loss for the three months ended September 30, 1999 was $1.5 million compared to a net loss of $1.7 million in 1998, a decrease of $189,000. The components of this decrease are discussed above.

Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998:

Revenue for the nine months ended September 30, 1999 increased $22.4 million or 52% to $65.7 million, compared to $43.3 million for 1998. This increase includes a $8.5 million or 139% increase in Specialized Practices revenue, a $11.8 million or 105% increase in Regional Operations revenue, and a $2.1 million or 8% increase in Contractor's Resources revenue.

The revenue growth in 1999 includes $16.7 million of revenue contributed collectively by ABS, AIG and DLA. which were acquired by the Company in June 1998, September 1998, and April, 1999, respectively, and $5.7 million or 13% in revenue growth of the businesses owned as of January 1, 1998 ("organic growth"). The organic revenue growth includes increases for Regional Operations and Contractor's Resources of $4.9 million and $2.1 million, respectively, or 44% and 8%, respectively. This was offset by decline in Specialized Practices revenue of $1.3 million or 21%. The organic revenue growth in the Regional Operations is due primarily to increased sales volume in 1999 compared to 1998. The growth in Contractor's Resources revenues is due to an increase in the number of contractor members, which increased sales volume, and increased rates for services. The decline in Specialized Practices revenue is due to a shift in core business from legacy network services to business-to-business e-commerce services.

Gross profit for the nine months ended September 30, 1999 increased $8.2 million or 110% to $15.7 million compared to $7.5 million in 1998. This increase includes increases in Specialized Practices, Regional Operations, and Contractor's Resources of $4.9 million or 148%, $ 3.2 million or 96% and $ 137,000 or 16%, respectively.

The gross profit growth includes $7.1 million of gross profit contributed collectively by ABS, AIG and DLA. acquired in June 1998, September 1998, and April, 1999, respectively and a $1.1 million increase in gross profits from businesses owned as of January 1, 1998 (organic growth). The organic gross profit growth includes increases in gross profits for Regional Operations, and Contractor's Resources of $1.5 million or 44%, and $137,000 or 16%, respectively, offset by a decline in Specialized Practices of $466,000 or 14%.

Gross profit margins increased to 24% for the nine months ended September 30, 1999 from 17% in 1998. Specialized Practices gross profit margins increased from 55% in 1998 to 57.0% in 1999. Regional Operations gross profit margins decreased from 29% in 1998 to 28% in 1999. Contractor's Resources gross profit margins increased from 3.4% in 1998 to 3.6% in 1999. The gross profit margin for ABS, AIG and DLA. was 43% for the nine months.

The increase in Specialized Practices gross profit margins is primarily due to the 1998 quarter revenue mix of proprietary product sales revenue with higher margins in proportion to systems implementation revenues for the nine months at lower gross margins. This change in mix is not expected to be repeated.

The Regional Operations gross profit margin decrease is due to a higher mix of lower margin hardware sales during the nine months. Contractor's Resources gross profit margins increased due to a higher fees for newer associates.

Business unit expenses for the nine months ended September 30, 1999 increased $4.9 million or 71% to $11.9 million from $7.0 million in 1998. This increase includes increases in Specialized Practices, Regional Operations, and Contractor's Resources business unit expenses of $2.5 million, $2.0 million, and $0.6 million, respectively. The increase in business unit expenses was primarily due to the acquisitions of ABS, AIG and DLA. which increased business unit expenses in 1999. The increase in Contractor's Resources business unit expenses is due to the addition of operations staff to support growth and management and infrastructure costs for a new initiative to web-enable Contractor's Resources' service offerings.

Business unit income for the nine months ended September 30, 1999 was $3.8 million compared to $0.5 million in 1998, an improvement of $3.3 million. This improvement includes increases in business unit profits from Specialized Practices and Regional Operations of $2.5 million, and $1.2 million, respectively, or 4,119% and 346%, respectively. Contractor's Resources business unit income declined by $424,000 or 402%. Business unit income for ABS, AIG and DLA. accounted for $1.9 million or 50% of this improvement.

Corporate expense for the nine months ended September 30, 1999 increased $0.8 million or 34% to $3.3 million from $2.4 million in 1998. This increase reflects an additional investment in management and infrastructure development to support the growth of operations and the integration of acquisitions.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the nine months ended September 30, 1999 was $0.6 million compared to a loss of $1.9 million in 1998, an improvement in EBITDA of $2.5 million. The components of this improvement are discussed above.

Depreciation, amortization and interest expense for the nine months ended September 30, 1999 increased $1.0 million to $1.8 million from $0.8 million in 1998. This increase is principally due to increased amortization and depreciation from the acquisitions of ABS, AIG and DLA. and increased borrowings under the Company's line of credit facility to support growth for the nine months ended September 30, 1999.

No provision for income taxes was required for the nine months ended September 30, 1999 due to utilization of net operating loss carryforwards generated in previous years. No provision for income taxes was required for the nine months ended September 30, 1998 due to the generation of net losses.

Net loss for the nine months ended September 30, 1999 was $1.2 million compared to a net loss of $2.6 million in 1998, a decrease of $1.4 million. The components of this decrease are discussed above.

Liquidity and Capital Resources

At September 30, 1999, the Company had cash and cash equivalents of $1.7 million. The Company had $5,036,000 outstanding on its line of credit facilities and $800,000 in long term subordinated debt.

The following increased the Company's liquidity and capital resources:

For the nine months ended September 30, 1999 the Company's cash increased by $888,000. This increase is comprised of cash provided by operating activities of $960,000, cash used in investing activities of $2,257,000 and cash provided by financing activities of $2,186,000.

As of September 30, 1998, the Company maintains a line of credit with a bank that allows the Company to borrow the lesser of $6 million or 80% of eligible accounts receivable. Advances against this line of credit bear interest at 0.75% over the bank's prime rate and require the Company to maintain certain financial covenants. The Company is required to maintain Tangible Net Assets of $600,000 through November 30, 1999, $900,000 through March 30, 2000 and $1,200,000 at all times thereafter. As of September 30, 1999 the Company was not in compliance with this covenant and is initiating discussions with the bank to waive this covenant until additional capital is raised to place the Company in compliance. The Company had borrowings of $5,036,000 under the line of credit as of September 30, 1999. As of November 9, 1999 the Company had net availability of $595,000 under the line. This line of credit expires on July 1, 2000.

Capital expenditures for the nine months ended September 30, 1999 were $493,000.

Dividends of $490,000 were paid on the Company's Class A and Class C Cumulative Preferred Stock during the nine months ended September 30, 1999. The Company's Class B Preferred Stock does not bear dividends. At September 30, 1999, the Company had accrued dividends of $61,245 on the Class A and Class C Preferred Stock .

During the nine months ended September 30, 1999, 552,464 shares of Class A Preferred Stock and 643,770 shares of Class B Preferred Stock were converted into 1,196,243 shares of Common Stock. No Class C Preferred Stock were converted into Common Stock during the nine months ended September 30, 1999. The Class C shares are not eligible for conversion to Common Stock until September 2003. The conversions of the Class A Cumulative Preferred Stock during the nine months ended September 30, 1999 will reduce the Company's obligation for dividend payments by $27,623 per quarter ($110,493 annually).

Incentive and consultant stock options and Common Stock purchase warrants to purchase an aggregate of 849,182 shares of the Company's Common Stock were exercised during the nine months ended September 30, 1999, generating cash proceeds to the Company of $1,308,000. In addition, 554,421 shares were issued in connection with the exercise of prepaid warrants.

In February 1999, the Company borrowed $800,000 of subordinated debt from Waterside Capital. The subordinated debt bears interest at 14% and matures in February 2004.

In January 1999, the Company paid a $300,000 note payable related to its January 1, 1998 acquisition of the PSS Group, Inc.

Acquisitions and Future Plans.

On April 23, 1999, the Company completed the purchase of the assets of DLA. a Dallas, TX based information technology consulting practice, for $600,000 in cash.

Based on the Company's current operating plan, the Company believes that the cash generated from operating activities, coupled with borrowings on its line of credit facility assuming receipt of the waiver, will be sufficient to meet the anticipated needs for working capital and capital expenditure for at least the next 3 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity needs, the Company may seek to obtain additional capacity on its line of credit, sell convertible debt securities or sell additional equity securities. However, no assurances can be given that any such addition financing sources will be available on acceptable terms or at all. The sale of convertible debt securities or additional equity securities could result in additional dilution to the Company's stockholders. The Company has no current plans, agreements, commitments, and is not engaged in any negotiations with respect to such transactions.

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

The Company currently anticipates that all of its internal systems and equipment are Year 2000 compliant. However, the failure to properly assess or timely implement a material Year 2000 problem could result in a disruption in the Company's normal business activities or operations. Such failures, depending on the extent and nature, could materially and adversely effect the Company's operations and financial condition. To date, the Company has not developed a contingency plan.

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

            (b)   Reports on Form 8-K

                  None

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         THE NETPLEX GROUP, INC.
                                                                 (Registrant)


DATE: November 15, 1999                           /s/ Gene Zaino
      -------------------                ---------------------------------------
                                         Gene Zaino
                                         Chairman of the Board
                                         And Chief Executive Officer
                                         (Principal Executive Officer)


DATE: November 15, 1999                           /s/ Walton E. Bell, III
      -------------------                ---------------------------------------
                                         Walton E. Bell, III
                                         Vice President and Chief
                                         Financial Officer (Principal
                                         Financial and Accounting Officer)