Form 10-K
period 1999-12-31
NETPLEX GROUP INC
filed 2000-04-03
CIK 888028

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

                              ___________________

(Mark One)


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended   December 31, 1999
                               -------------------------------------------------

                                      Or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from___________________ to ______________.


                         Commission file number 1-11784
                                                -------


                            THE NETPLEX GROUP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           New York                                      11-2824578
 -------------------------------------------------------------------------------
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)


1800 Robert Fulton Drive, Ste. 250, Reston, VA           20191-4346
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code: (703) 716-4777
                                                    ----------------------------

Securities registered under Section 12(b) of the Exchange Act:


--------------------------------------------------------------------------------
     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
--------------------------------------------------------------------------------
 Common Stock, $.001 par value               NASDAQ SmallCap Stock Market

                                             Boston Stock Exchange
-------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                                             None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of March 15, 2000, was approximately $231,551,000.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of March 15, 2000: 17,505,927 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of the Registrant's Proxy Statement pertaining to the 2000 Annual Meeting of Stockholders currently expected to be held in June 2000 are incorporated herein by reference into Part III.

                              Index to Form 10-K

PART I.......................................................................................................................      3
 Item 1. Business............................................................................................................      3
 Item 2. Properties..........................................................................................................     12
 Item 3. Legal Proceedings...................................................................................................     12
 Item 4. Submission of Matters to a Vote of Security Holders.................................................................     12
PART II......................................................................................................................     13
 Item 5. Market for Common Equity and Related Stockholder Matters............................................................     13
 Item 6. Selected Financial Data.............................................................................................     15
 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations...............................     16
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........................................................     21
 Item 8. Financial Statements and Supplementary Data.........................................................................     21
 Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure................................     21
PART III.....................................................................................................................     22
 Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act...     22
 Item 11.  Executive Compensation............................................................................................     22
 Item 12.  Security Ownership of Certain Beneficial Owners and Management....................................................     22
 Item 13.  Certain Relationships and Related Transactions....................................................................     22
PART IV......................................................................................................................     23
 Item 14.  Exhibits and Reports on Form 8-K..................................................................................     23
 Signatures..................................................................................................................     25

                                    PART I

1. Business.

Company Overview

     Based in Reston, Virginia, and with 16 U.S. operating locations, The Netplex Group, Inc. (the Company) is an Internet services company that leverages industry-specific knowledge, creative ideas, and technology expertise to create customized e-solutions.

     By thoroughly understanding the business dynamics and technology trends of specific vertical markets, we seek to better understand the business problems faced by companies within these industries. This allows Netplex to develop and deliver e-solutions that serve our customers' unique strategic, creative, and technological business needs. As a result, our e-solutions seek to help customers transition from their existing systems and processes to business models that are aligned to the demands of the digital age.

     What is a Netplex e-Solution?

     An e-solution is a customized combination of strategy, design, development, and project management services that helps a customer solve a business problem, improve a business process, or pursue a business opportunity that has emerged from the e-business era.

     Netplex's e-solutions divide into five categories: e-Strategy Consulting, Creative Design, e-Application Development (Internet, intranet, and extranet), e-Infrastructure Services, and Systems Integration. With this portfolio of services, Netplex guides customers' initiatives from idea to implementation. Our services seek to help customers with multiple levels of e-business transition--from process improvements to enterprise-wide transformations. We believe that our services position customers to benefit from integrated and streamlined interactive relationships with their customers, partners, and stakeholders.

     Subsidiary: Contractor's Resources

     In addition to its e-solutions offerings, Netplex has a subsidiary, Contractor's Resources ("CR"), which we recast in 1999 as an integrated online service under the brand name Techcellence. Targeting independent Information Technology (IT) professionals, Techcellence is a business-to-business (B2B) service designed to provide the financial infrastructure, resources, and business services that help professionals build careers as independent contractors. Netplex believes that its transformation of the traditional CR business model into an integrated e-business model has increased the business's flexibility, scalability, geographic scope, and exposure.

     Techcellence serves as a "virtual corporate office" for its member contractors. It provides its members the services of a corporate administration staff--such as contract review, time sheet administration, billing and collections, health benefits, retirement plans, wealth-building financial strategies, and tax administration--while helping them keep abreast of developments that affect their independent life and work style. Through its time-saving and wealth-building services, Techcellence is designed to permit its members to focus on revenue-generating activities, thus maximizing their earning power.

     Netplex is currently incubating the Techcellence brand and "Business Service Provider" (BSP) model. In 2000, we intend to invest in the incubation process through increasing the marketing program, expanding core service offerings, expanding existing strategic relationships, and exploring additional strategic relationships.

Company Background and Development

     Netplex was incorporated in 1986 in New York under the name CompLink, Ltd. In 1992, CompLink performed an initial public offering to finance an effort to develop a messaging software system. In 1996, CompLink acquired, through a merger that was accounted for as a reverse merger, The Netplex Group, Inc. and Contractor's Resources, and changed its name to The Netplex Group, Inc. See Note 1 to financial statements for a further discussion of this merger.

     This merger provided Netplex with new management and a revised corporate mission. To better position ourselves to deliver the comprehensive services required to compete in the e-solutions market, Netplex has acquired several companies during the last three years. In 1997, we acquired Raleigh, North Carolina-based Onion Peel Solutions, LLC. In 1998, we acquired The PSS Group, Inc., Automated Business Systems of North Carolina, Inc., Kellar Technology Group, Inc., and the retail technical consulting business of Applied Intelligence Group, Inc. In 1999, we purchased Dean Liles & Associates, Inc. These businesses expanded our experience, technical staff, customer base, market exposure, revenue, and industry-focused expertise.

How To Contact Us

     Our principal executive offices and headquarters are located at 1800 Robert Fulton Drive, Second Floor, Reston, Va., 20191. To reach these offices, contact us at (703) 716-4777 (tel.) and (703) 716-1110 (fax). Please direct all Netplex-related emails to info@netplexgroup.com or visit our Web site at www.netplexgroup.com.

Market Opportunity

     This section separately depicts the distinct market opportunities of Netplex's e-solutions business and our Contractor's Resources subsidiary.

     e-Solutions Market Opportunity

     According to Forrester Research estimates, the combined worldwide Internet-based business-to-business (B2B) and business-to-consumer (B2C) e-commerce transactions are growing at about 95 percent annually, from $51 billion in 1998 to over $1.4 trillion by 2003. Netplex believes this statistic indicates a growing acceptance of the Internet as a medium for B2B and B2C commerce. Netplex customers have become participants in this growth by implementing business strategies that leverage the Internet. In several cases, these "e-business" strategies include the enhancement of static "brouchureware" Internet sites with Web-based applications through which financial (e-commerce) transactions can be processed.

     In our experience, we have found that businesses wishing to implement Internet-based or Internet-integrated e-business strategies often require skill sets and capacity that extend beyond their internal marketing and Information Systems (IS) staff. As a result, several of our customers have selected us to provide Internet-related consulting services intended to help them develop e-business strategies and/or build the systems and applications intended to fulfill their strategies.

     According to International Data Corporation estimates, worldwide demand for Internet-related consulting services is growing at about 60 percent per year, from $7.8 billion in 1998 to over $78 billion in 2003. Netplex seeks, through our service offerings and experience, to capitalize on the growth of this market opportunity. As a result, we have sought to position ourselves as part of a relatively new category of companies that focus on providing Internet-related consulting services. These companies are commonly known as e-Solutions Providers, Internet Consulting Companies, or e-Consultancies.

     Internet Security Opportunity

     Netplex's Business Protection Services practice has provided high-level information security and contingency planning services to some of the world's most recognized companies and organizations. Netplex expects the recent highly publicized Internet security breaches to have a beneficial impact on growth within this segment of our business.

     Contractor's Resources Market Opportunity

     Through its Techcellence brand, Netplex's CR subsidiary serves the population of professionals who choose to work as independent contractors. CR's services are focused entirely on contractors within the Information Technology (IT) area. The Bureau of Labor and Statistics estimates that there are approximately 2 million independent IT contractors in the U.S. (a figure which it estimates to be growing at 17 percent per year) and the Gartner Group estimates that, by 2002, 50 percent of IT workers at $1+ billion companies will be independent contractors.

Overview of e-Solutions Services

     As mentioned in the Company Overview, Netplex divides its e-solutions into five primary categories: e-Strategy Consulting, Creative Design, e-Application Development, e-Infrastructure Services, and Systems Integration. Together, these service categories represent the end-to-end e-solutions that enable customers to engage a single vendor to guide them through varying degrees of e-business transition.

     We believe that we have planned our services portfolio so that it will consistently serve various vertical industries. Netplex has already formalized a Retail industry-focused practice and, during 2000, we seek to leverage our existing customer base to establish additional formalized vertical practices. Industries in which we have multiple customers and in which we may establish vertical practice areas include Financial Services, Education, Healthcare, and Entertainment/Media.

     Our e-Solutions and Contractor's Resources service categories are described below.

     e-Strategy Consulting

     Our e-Strategy Consulting practice creates strategies that help our clients leverage the Internet in order to sustain and advance their businesses. Our e-Strategy experts work with our clients' executive-level managers to understand their specific goals and objectives, which we believe better enables us to help develop strategies for improving their operations. Typically the strategy phase concludes with the development of a technology plan to enable the customer to implement its strategy.

     Creative Design

     Netplex seeks to leverage its Creative Design services to help customers build and maintain interactive relationships with their customers and business partners. Customers often look to our Creative Design services to create customizable user interfaces that improve users' overall interactive experience. In addition, our Creative Design services include interactive marketing services, wherein we assess clients' customer definition, acquisition, and retention issues before creating appropriate solutions. Specific services include branding, Web site design, interactive advertising, and program tracking.

     e-Application Development

     Our e-Application Development practice develops Internet-based applications, designs intranet/extranet business systems, and Web-enables existing systems and processes. The group leverages its 15 years of experience implementing business information solutions in its implementation of applications that seek to integrate seamlessly with legacy systems.

     e-Infrastructure Services

     Our e-Infrastructure Services deliver solutions intended to improve the security and performance of business systems and processes. These services include high-level information security strategy solutions (vulnerability analyses, penetration testing, architecture development, and solution implementation), internetworking strategy and development, network and Web performance management and monitoring, and e-business contingency and continuity planning. These services are designed to "keep businesses in business" by optimizing performance and minimizing the risk of unwanted network intrusions.

     Included as part of our e-Infrastructure Services division are our Technical Consulting Services practice, which provides contract-based network services, and our suite of products under the Onion Peel brand. These products extend the capabilities of the HP OpenView network management platform and are intended to enable network managers to better and more efficiently administer their systems.

     Systems Integration

     Netplex believes that "traditional" systems integration services continue to play a significant role within even our most "leading-edge" e-business customers. Netplex's systems integration capabilities extend to providing integration of multi-site enterprise applications (such as retail merchandising and financial systems) and rapid integration of B2B and B2C applications. In addition, we provide technology configuration, deployment, and optimization services that seek to improve customers' business operations or better position them for upcoming e-business ventures.

     Netplex also markets a proprietary software solution called CHAINLINK(TM) that is applicable to multi-site retail environments connected via the Internet. CHAINLINK is an industry-focused data transfer tool that is designed to leverage Internet Protocol (IP) networks to improve store-to-store and store-to-headquarters communications, regardless of the type or configuration of each store's systems.

Overview of Contractor's Resources Services

     Contractor's Resources, a Netplex subsidiary, gives independent contractors the advantages of contract employment, self-employment, and corporate employment in one program.

     Through its Techcellence brand, Contractor's Resources provides business infrastructure and advisory services for its membership of independent contractors. These services, listed below, are designed to permit contractors to maximize the freedom and wealth potential of the independent lifestyle while enjoying the benefits associated with full-time employment.

     .  Time sheet collection and billing       .  Profit sharing administration
     .  Expense reimbursement                   .  401(k) administration
     .  Accounts receivable management and      .  Benefits administration
        customer collections                    .  Deferred compensation plan
     .  State/federal/local payroll tax filings .  Contract review
     .  Credit union membership                 .  Billing rate advice


     As W-2 employees of Contractor's Resources, Techcellence members have access to a comprehensive suite of employee benefits. This benefits program, which is customizable to the personal needs of the independent contractor, includes group health, dental, disability, and professional liability. In addition, Contractor's Resources offers profit sharing and 401(k) retirement plans that allow contractors to put aside as much as $30,000 or 25 percent of their pre-tax income.

     Members can also take advantage of several advisory services, including up-to-date billing rates, contractor industry news, and knowledge sharing programs. The site also helps to keep contractors current on technology changes and provides directories of training resources that can help keep members' skills in line with the needs of the technology industry.

     Techcellence is also an advocate for the independent worker. There is no potential conflict among the contractor market and the organizations that may engage them, because Techcellence does not earn fees for finding or brokering the engagements. (Thousands of "e-talent marketplaces" already provide this service.) Keeping the contract worker as the primary focal-point of the business is pivotal to our strategy.

Financial Information About Segments

     For financial information regarding our business divisions (e-Information Services, e-Infrastructure Services, and Contractor's Resources) see note 18 of the notes to the Company's consolidated financial statements that also discusses a change in our segments and a restatement of prior periods.

e-Solutions Competition

     The market for Netplex's e-Solutions is highly competitive. The rapid growth of the Internet services market has fueled a significant influx of companies that pose a competitive threat to Netplex's e-solutions business. Many of these companies have greater resources, greater expertise, or have better access to capital than Netplex.

     In a broad sense, competition for Internet-related services can range from local Web development companies to large traditional technology providers like IBM and Microsoft. However, because Netplex targets middle-market and larger organizations with an approach that focuses on solving business problems within vertical industries, our e-solutions competitors are generally companies that, like Netplex, deliver a wide variety of Internet-related services.

     Companies with which Netplex most commonly competes include AnswerThink, AppNet, Cysive, iXL Enterprises, Predictive Systems, Proxicom, Sapient, US Interactive, USWeb/CKS, Xceed, and several others, both public and private.

     Of these, several have moved into the full-service e-solutions market by expanding specific core disciplines (such as network engineering or creative design), while others are start-ups that have been built upon a full-service solutions delivery model.

     Customers also often call upon Netplex to perform individual specialized services from its portfolio, such as information security, network performance enhancements, and enterprise application integration. In these cases, Netplex frequently competes with the "Big 5" consulting firms (such as Deloitte & Touche and Andersen Consulting).

     e-Solutions Differentiators

     Netplex believes that it has several competitive differentiators:

     End-to-End e-Solutions: Netplex attempts to compete with other companies in our market by providing "end-to-end" solutions and developing relationships with customers who seek a single solution provider for strategizing, developing, launching, and managing their e-business initiatives. Netplex's end-to-end e-solutions seek to cover customers' business requirements "two dimensionally": from beginning to end and from front to back. We provide beginning to end services that guide customers from the strategic conception of their e-business initiatives through application development and deployment. Simultaneously, Netplex serves customers' e-business initiatives from front to back--our services connect front-end Web design with back-end databases and legacy systems, while incorporating the appropriate security, networking, and performance management elements.

     Industry Focus: As previously mentioned, Netplex focuses on understanding the business dynamics and technology trends of specific vertical industries. We believe that this focus permits us to better create repeatable solutions with referenceability. As part of our fundamental business strategy, Netplex establishes formal practice areas dedicated to serving the unique needs of specific industries. As of 1999, our largest vertical industry practice was in the Retail industry. Netplex employs over 60 full-time billable professionals dedicated to creating retail-specific solutions and our employees have amassed a cumulative 1,000 person-years of retail technology and strategy experience.

     e-Infrastructure Services: A company's e-Infrastructure represents the information systems and processes upon which its business operates. Netplex believes that the implementation of an application or the launch of a Web site does not necessarily constitute a complete e-solution. Our e-Infrastructure Services division provides services that seek to ensure the ongoing security, performance, and efficiency of customers' business applications, networked systems, and vital information assets. We believe that our services minimize the risk of unwanted network intrusions, Web site performance degradation, and data failure, which improves the security, usability, and scalability of their businesses.

     e-Solutions Case Study: Retail Communications Application Developer

     Alongside the customer's executives, Netplex business strategists and engineers helped conceive a B2B "e-Catalog": an Internet-based service that would connect retailers, distributors, and manufacturers to all partners through a single interface. Netplex then assisted in the design, development, and launch of the resulting product, which allows retailers and suppliers to exchange product, price, and promotion information electronically. This product's Internet-based shared database synchronizes pricing, product, and promotional information throughout the retail supply chain, which saves time otherwise spent correcting delivery and receiving errors, researching disputed invoices, and tracking down late or missing promotion information.

     e-Solutions Case Study: Disease Management Services Provider

     A provider of disease-management services specializing in urological tumors and complex diseases had a critical need for a faster, more reliable method for providing results to its customers--physicians and medical organizations. In addition, it wanted to use Internet technology to gain a competitive advantage in the industry and increase the understanding of urological diseases and their clinical management. Netplex conceptualized, designed, and developed an Internet-based system that lets doctors access test results through a secure area within the customer's Web site, thus minimizing diagnostic errors due to poor dissemination of test results. The system not only allows doctors access to test results instantly, it interfaces securely with headquarters' live test-tracking database. This allows doctors to track the status of tests, receive advance case reports on current diagnostic findings, and quickly request consultations with pathologists. The new e-business solution has helped the customer assist doctors in providing optimal patient care and making economical decisions in a managed-care environment while allowing the company to expand its client base to include patients and educators.

     e-Solutions Case Study: Major U.S. Stock Exchange

     Concerned about the possibility of being victimized by Internet-based security breaches, the customer, a major U.S. stock exchange, realized it needed to conduct proactive testing to ensure the security of its existing systems, as well as systems it was planning to implement. The customer called on Netplex to assess their security status and perform appropriate security testing services. Among the several tests Netplex performed were a "DMZ Profile" (in which we identified vulnerabilities in their Internet-accessible systems such as their mail gateway and Web server) and Modem Isolation Tests (which identified unauthorized modem-based entry avenues). As a result of Netplex's security testing services and ensuing recommendations, the customer has improved its security and has minimized external and internal vulnerabilities.

Contractor's Resources Competition

     The market for CR's Techcellence service offering is competitive and changing quickly. We expect that additional companies will emerge in this market and that competition will therefore intensify. Our competitors vary in size and in scope of services.

     Netplex may experience lower margins and/or a reduction in the number of members as a result of competitive forces. If we cannot compete effectively within this market, we may be unable to sustain or grow our business.

     Contractor's Resources Differentiators

     Online Service Offering. Some competitors provide a subset of the full range of services offered through Techcellence and do so through "paper-based" (not online) systems. Netplex believes that the Web-based Techcellence offering is more scalable and flexible than paper-based systems, and research we conducted in 1999 indicated that an online system is more appealing to our members and target market. Several paper-based competitors have recently indicated that they will be launching online service offerings.

     Experience. Contractor's Resources has been providing contractor-focused back-office services since 1986. We believe that this represents a longer period of time than other similar businesses, several of which have emerged in the last two years. We believe that this experience has helped us create formal business processes that are flexible and scalable.

     Community. Netplex believes that an important advantage of the Techcellence service is its community of professionals who can provide knowledge sharing to other members. Through the Techcellence Web site, CR can address this community with specialized marketing programs intended to generate new membership and advertise the sale of products and services.

Seasonal Considerations

     The company is not affected by seasonal changes except that only a limited amount of services are furnished to retail clients during the period from the end of November to the end of January. There is no material seasonal effect on our Contractor's Resources business.

Backlog

     Due to the nature of its business, Contractor's Resources does not have backlog. The backlog of e-Solutions project based business was $5,500,000 as of March 24, 2000.

Strategic Relationships

     Netplex continues to develop strategic relationships with companies or organizations whose services we believe complement ours. We believe that such partnerships play an important role in our strategy of being a premium-level end-to-end e-solutions provider. As technologies evolve, Netplex's ability to deliver advanced e-solutions may depend on our ability to secure and maintain alliances with leading technology manufacturers.

Customers

     Netplex's customer base includes Fortune 500, Fortune 1000, and middle-market firms. In addition, our customers extend into the Retail, Healthcare, Education, Financial Services, and Entertainment/Media industries, among others. Some of our major customers include:


 .  Amtrak                                  .  Lego Systems
 .  America Online                          .  Sonic Industries
 .  BTG                                     .  Telecorp
 .  Farm King Supplies                      .  Trans World Entertainment
 .  Freddie Mac                             .  Union Camp
 .  GTE                                     .  Unisys
 .  Hancock Fabrics                         .  Virgin Entertainment

     The Company derived, and believes that it will continue to derive a significant portion of its revenue from a large number of clients. In 1999 no single client accounted for more than 10% of revenues.

Geographic Positioning

     The geographic scope of Netplex currently consists of 13 office locations. Of these, 10 are on the East Coast of the U.S. (from Connecticut to Florida) and 2 are in Midwest. The Company does not have any locations outside the U.S. Revenue from sources outside the U.S. is less than 1 percent of total revenue.

     Expanding our geographic reach is a Netplex priority in 2000 and beyond. We are continually assessing the most suitable areas for geographic expansion and will seek to penetrate new markets when appropriate, either organically or through acquisitions.

Growth Strategy

     Sustain Rapid e-Solutions Growth

     In 2000, Netplex intends to undertake several initiatives that are designed to bring exposure to our company and help us continue our growth. We intend to make investments in publicizing our services, strengths, and position in the market through coordinated advertising campaigns and public relations activity. We are also planning to grow our sales staff and our team of billable professionals to accommodate revenue growth. Between 1998 and 1999, Netplex's revenue per billable employee changed by only 1 percent, indicating that our professional recruitment efforts are virtually identically aligned with our growth.

     New Vertical Practice Areas

     Netplex also intends to roll out new vertical practice areas in the coming year. We believe that the growth of our retail-focused practice group stems from our knowledge and experience in the retail technology market. We believe that this industry understanding better enables us to create e-solutions that are optimally aligned to the demands of the retail industry. Consequently, we believe that we must build a core industry competency, either organically or through acquisition, before we formalize any new industry-focused practice.

     Acquisitions

     Netplex has made six acquisitions since 1986. We believe that additional acquisitions could benefit our core service offerings and improve our growth. As a result, we intend to consider further acquisitions if management deems them appropriate to improving our market position and shareholder value. We expect to consider acquisitions that are complementary to our existing capabilities or geographical positioning, or ones that help us expand into additional vertical markets.

     Contractor's Resources Growth Strategy

     By Internet-enabling the Contractor's Resources business model as Techcellence, Netplex believes that it has engineered the business's infrastructure to accommodate a vast increase in membership. In addition to increased marketing efforts, Netplex also intends to increase its number of strategic partnerships. In 1999, we announced an initiative through which we plan to forge strategic relationships with multiple leading online job and project placement sites.

Operations and Support

     During 1999 Netplex moved its headquarters from McLean, Va., to Reston, Va. However, many of our internal operations and support services are still located in our McLean office. The McLean office continues to house most of Netplex's critical information systems, including the management infrastructure for our wide area network (WAN), the Netplex Web site and intranet, all electronic mail gateways, finance and accounting systems, and purchasing systems. A centralized management information systems (MIS) department located in the McLean office manages all of the systems.

     Our marketing, legal, and human resources support services moved to the Reston, Va., office. The President's Office, along with the Human Resources, Legal Operations, and planned Systems Assurance are based in Northern N.J.

Intellectual Property

Netplex does not hold any patents or registered trademarks other than those of Onion Peel Solutions. However, we consider the Netplex name and our database of independent consultants to be highly proprietary.

Employees

As of March 23, 2000 we had approximately 700 full-time employees (including permanent and contract employees).

Our Contractor's Resource's subsidiary tailors its benefits to its members, representing a third suite of benefits offered by Netplex. We believe that our relations with our employees are good.

Additional Factors That May Affect Future Results

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in the sections entitled "Competition" above, the factors set forth below, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those contained in this 10-K report. Forward looking statements can be identified by forward looking words, such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words.

Failure to Successfully Integrate Newly Acquired Business. During 1998 the Company acquired substantially all of the assets of The PSS Group, Inc., Automated Business Systems of North Carolina, Inc., Keller Technology Group, Inc. and the consulting division of Applied Intelligence Group, Inc. In 1999 the Company acquired Dean Liles & Associates, Inc. The Company entered into the acquisitions with the expectation that the acquisitions would result in certain benefits for the combined businesses. Achieving the anticipated benefits of the acquisitions will depend in part upon whether certain of the other companies' business operations and their product offerings can be integrated in an efficient and effective manner. This will require the dedication of management resources that may temporarily distract attention from the day-to-day business of the Company. As of March 2000, integration of facilities as well as the various functional departments has been partially accomplished. The full extent of the cost savings in operations is not known. If the integration does not result in the anticipated cost savings in operations, there may be an adverse effect on the Company's results of operations and financial condition. A change in the anticipated integration of The PSS Group, Inc. resulted in the write-off of the intangibles associated with its acquisition (see Note 2).

History of Losses. The Company incurred net losses of $7.4, $2.5 and $2.9 million in the years ended December 31, 1999, 1998 and 1997 respectively. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company's quarterly operating results in the past have fluctuated and may fluctuate significantly in the future depending on such factors as the timing and delivery of significant orders and contracts, new product introductions and changes in pricing policies by the Company.

The Company's expense levels are based, in part, on its expectations of future revenues. Many of the Company's expenses are relatively fixed and cannot be changed in short periods of time. If revenue levels are below expectations, net income will be disproportionately affected because only a portion of the Company's expenses varies with its revenue during any particular quarter. In addition, the Company typically does not have a significant backlog to support more than two quarters of revenue at any particular date.

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

Management of Growth. Although the Company has streamlined its operations, the Company's long-term success will depend in part on its ability to manage growth. If the Company is unable to hire a sufficient number of employees with the appropriate levels of experience to effectively manage its growth, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

Liquidity. Currently, the Company has a line of credit with a bank whereby the Company can borrow the lesser of $6 million or 80% of eligible accounts receivable. Additionally, the Company is required to meet certain financial and other covenants. The Company had borrowed $5,126,000 under the line of credit as of December 31, 1999. As of December 31, 1999, the Company was not in compliance with the covenant that requires it to maintain tangible net assets of $900,000 through March 30, 2000, and $1,200,000 thereafter. The bank was notified but did not issue a notice of default. The default was cured by the influx of cash in January and February from the exercise of options and warrants and the Company's tangible net asset position was further strengthened by two equity financings in March, 2000. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. However, no assurance can be given that any such additional sources of financing will be available on acceptable terms or at all. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

Item 2. Properties.

The Company leases approximately 20,000 square feet of space in McLean and Reston, VA. for its corporate offices and the operations of some business units. The Company also leases office space in 9 other cities including, Central and Western New Jersey, Raleigh and Charlotte, North Carolina, Atlanta, Georgia, Tampa, Florida, Southwestern Virginia, and Edmond, Oklahoma that serve as operating offices of its businesses. These leases expire on various dates from May 2000 to January 2004

The Company believes that the space in its existing corporate and branch facilities are adequate for the foreseeable future to support the growth of its existing operations in the geographic areas in which it currently operates. The Company expects to expand its operations into new geographic regions in the future and will need to lease additional branch offices to support operations in those regions.

Item 3. Legal Proceedings.

From time to time, the Company is subject to litigation in the ordinary course of business.

On September 4, 1997, Data Systems Analysts, Inc. ("DSA"), a software design and consulting company, filed a complaint against the Company and Technology Development Systems, Inc. (TDS), a wholly owned subsidiary of the Company, alleging copyright infringement and breach of the Company's agreement with DSA. The Complaint also seeks damages against XcelleNet, Inc., which the Company has indemnified. The Complaint claims damages in excess of $300,000 plus punitive damages and attorney fees. The case is currently in discovery. The Company is vigorously defending against the action. The nature and amount of damages, if DSA's allegations are proven, appear uncertain.

The principal risks that the Company insures against are workers' compensation, personal injury, property damage, general liability, and fidelity losses. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's Common Stock holders during the Company's fourth quarter ended December 31, 1999.

                                    PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

The Common Stock of the Company is traded on the NASDAQ SmallCap market ("NASDAQ") and on the Boston Stock Exchange.

Price Range of Common Stock

The quotations set forth in the table reflect inter-dealer prices from NASDAQ, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:


1998............................................          High         Low
----............................................          ----         ---
1st Quarter.....................................        $ 1.72       $0.81
2nd Quarter.....................................          1.81        1.25
3rd Quarter.....................................          1.81        1.09
4th Quarter.....................................          1.44        0.88
1999
----
1/st/ Quarter...................................        $ 3.50       $0.97
2nd Quarter.....................................        $ 3.44       $2.44
3rd Quarter.....................................        $ 3.38       $2.25
4th Quarter.....................................        $11.62       $1.66


The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings, if any, to finance future development.

As of March 15, 2000, there were approximately 153 holders of record of the Company's Common Stock. The Company believes that at such date there were in excess of 5,500 beneficial owners of the Company's Common Stock.

Recent Sales of Unregistered Securities

The Company sold the following securities in the past three years that were not registered under the Securities Act of 1933, as amended:

In July, 1997, the Company issued 80,000 shares of Common Stock and the obligation to issue additional shares of Common Stock based on the closing price of the Common Stock on December 31, 1998, in exchange for the outstanding membership interests of Onion Peel Solutions LLC. In February, 1999, the Company issued 297,396 additional shares of Common Stock based on the December 31, 1998, closing price. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In February, 1998, the Company sold 80,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at a price of $1.20 per share, for an aggregate of $100,000. The warrants have a 5-year term and are immediately exercisable. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In March, 1998, the Company sold 1,457,000 shares of Common Stock at a price of $1.00 per share for an aggregate of $1,457,000 to certain accredited investors and employees of the Company. These shares carry registration rights. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In April, 1998, the Company sold 1,500 units at a price of $1,000 per unit for an aggregate of $1.5 million to certain accredited investors. Each unit consists of a warrant to purchase the number of shares of Common Stock equal to $1,000 divided by an adjustable exercise price and an additional warrant to acquire 52 shares of Common Stock at a price equal to the adjustable exercise price. The warrants have a 5-year term and are immediately exercisable. The

Company paid an aggregate placement fee and non-accountable expense allowance of $284,500 and also granted the placement agent a warrant to purchase 39,000 shares of Common Stock at a price of $1.47. The warrants have a 10-year term and are immediately exercisable. The placement agent for this transaction was The Zanett Corporation and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In April, 1998, the Company sold 100,000 shares of Common Stock for $1.50 per share for an aggregate of $150,000 to accredited investors. These shares carry registration rights. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In April, 1998, the Company sold 35,000 shares of Common Stock for $1.375 per share for an aggregate of $48,125 to accredited investors. These shares carry registration rights. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In June, 1998, the Company, in addition to other consideration, issued 450,000 shares of Common Stock in exchange for all of the outstanding equity securities of Automated Business Systems of North Carolina, Inc. and Kellar Technology Group, Inc. (collectively "ABS") to the former shareholders of ABS. The Company also agreed to issue additional shares of Common Stock through December 31, 2000, if ABS meets certain operating targets. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In August, 1998, the Company sold 451,000 shares of Common Stock for $1.3125 per share for an aggregate of $592,000 to accredited investors. These shares carry registration rights. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In September, 1998, the Company sold 1,700 units for $1,000 per unit and warrants to purchase 141,667 shares of Common Stock at an exercise price of $1.3938 per share for an aggregate of $1.5 million to accredited investors.
Each unit consists of a warrant to purchase the number of shares of Common Stock computed by dividing $1,700,000 by 125% of the fixed exercise price of $1.3938, with respect to any exercise within the first year, and the lower of the fixed exercise price and a variable exercise price (subject to a floor price of $1.00), with respect to any exercise after the first year. The warrants have a 10-year term and are immediately exercisable. The Company paid a placement fee of $175,000 and issued the placement agent 50,000 shares of Common Stock. The placement agent for this transaction was Zanett Securities Corporation. Exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In September, 1998, the Company sold 1,500,000 shares of Class C, Convertible Preferred Stock at a price of $1.00 per share and warrants to purchase shares of Common Stock for $1.375 per share for an aggregate of $1.5 million to Waterside Capital. The Class C Preferred Stock bears a dividend rate of 9.99% that increases to 15% per annum after the date there are no Class A Cumulative Convertible Preferred Stock issued and outstanding. The Preferred Stock is convertible at any time after the earlier of a change in control of the Company or five years from the date of issuance and is redeemable at the option of the Company at any time within the first five years. The number of shares into which the Preferred Stock is convertible is equal to $1,500,000 (plus accrued but unpaid dividends) divided by 25% of the 20 day average trading price of the Common Stock immediately prior to conversion. The warrants issued entitle the holder to acquire 150,000 shares of Common Stock at $1.375 per share. The Company may be required to issue up to 400,000 additional shares of Common Stock under the warrants, depending upon the term in which the Class C Preferred Stock is outstanding. The warrants have a 10-year term and are immediately exercisable. The Company paid a placement fee of $175,000 and issued the placement agent warrants to purchase 125,000 shares of Common Stock at $1.59 per
share. The warrants have a 5-year term and are immediately exercisable.   The
placement agent for this transaction was Ferris Baker & Watts and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In October, 1998, the Company issued 643,770 shares of Class B Preferred Stock to Applied Intelligence Group, Inc. in connection with the purchase of such company's information technology consulting business. Each share of Class B Preferred Stock is immediately convertible into one share of Common Stock. No dividends are payable on Class B Preferred Stock. The Company also agreed to pay AIG additional consideration if the information technology consulting business meets certain operating targets. Such additional consideration would include up to

643,770 shares of Class B Preferred Stock if the information technology consulting business achieves approximately $9 million in net profits over the next 9 quarters. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

On January 28, 1999, the Company issued a note for $800,000, at 14% annual interest, through a private placement to an accredited investor. On December 15, 1999, the note was exchanged for an increase in the number of shares that the Company's Class C Convertible Preferred Stock is convertible into. See note 12, of the note to the consolidated financial statements.

During the year ended December 31, 1999, 877,612 shares of Class A Preferred Stock and 643,770 shares of Class B Preferred Stock were converted into 1,521,382 shares of Common Stock. The Class C shares are not eligible for conversion to Common Stock until September, 2003.

Item 6. Selected Financial Data

Year ended December 31

                                                    1999        1998        1997        1996        1995
                                                 ---------    --------    --------    --------   ---------
                                                       (amounts in thousands, except per share data)
Revenues                                         $  87,785   $  61,279   $  40,468   $  33,525   $  26,782
Cost of revenues                                    70,869      51,284      36,085      31,314      24,051
                                                 ---------    --------    --------    --------   ---------
Gross profit                                        16,916       9,995       4,383       2,211       2,731
Expenses:
  Selling, general and administrative               24,039      11,980       7,230       4,770       2,928
  Restructuring costs                                    -         160           -           -           -
  Acquired in-process technology                         -         250           -           -           -
                                                 ---------    --------    --------    --------   ---------
Operating loss                                      (7,123)     (2,395)     (2,847)     (2,559)       (197)
Interest expense and other income, net                (384)       (154)        (26)         38          28
                                                 ---------    --------    --------    --------   ---------
Loss from continuing operations before income       (7,507)     (2,549)     (2,873)     (2,521)       (169)
 taxes
Income tax (benefit) provision                           -           -           -         (34)         (4)
                                                 ---------    --------    --------    --------   ---------
  Loss from continuing operations                   (7,507)     (2,549)     (2,873)     (2,487)       (165)
Discontinued operations:
Loss from operations of discontinued business            -           -           -      (1,332)          -
Net gain from disposal                                   -           -           -       1,820           -
                                                 ---------    --------    --------    --------   ---------
Income from discontinued operations                      -           -           -         488           -
Loss before minority interest                       (7,507)     (2,549)     (2,873)     (1,999)       (165)
Minority interest                                      (83)          -           -           -           -
                                                 ---------    --------    --------    --------   ---------
Net loss                                         $  (7,424)  $  (2,549)  $  (2,873)  $  (1,999)  $    (165)
                                                 =========    ========    ========    ========   =========

Basic and diluted earnings (loss) per common
 share
  Continuing operations                          $   (0.63)  $   (0.31)  $   (0.46)  $   (0.51)  $   (0.05)
  Discontinued operations                                -           -           -        0.09           -
                                                 ---------    --------    --------    --------   ---------
    Total                                        $   (0.63)  $   (0.31)  $   (0.46)  $   (0.42)  $   (0.05)
                                                 ---------    --------    --------    --------   ---------
Weighted average common shares outstanding,
 basic and diluted                                  12,516       9,260       6,821       5,026       3,246
                                                  ========    ========    ========    ========    ========
At year-end
  Total assets                                   $  26,417   $  20,651   $   6,912   $   9,889   $   7,799
                                                  ========    ========    ========    ========    ========
  Stockholders' equity                           $   6,862   $   6,355   $   1,331   $   3,239   $     409
                                                  ========    ========    ========    ========    ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Based in Reston, Va. and with twelve offices, ten offices throughout the eastern U.S and two office in Oklahoma City, Ok., The Netplex Group, Inc., together with its wholly owned subsidiaries ("the Company" or "Netplex"), is an Internet services and electronic business ("e-business") solutions provider.

The Company's operations have been concentrated on providing IT services and solutions to U.S.-based commercial organizations since the beginning of 1994.

In July, 1997, the Company acquired all membership interests of Onion Peel Solutions, L.L.C. ("Onion Peel") to broaden its customer base and expand the fulfillment capacity of its Enterprise Systems Management service offerings.

In January, 1998, the Company acquired all outstanding stock of The PSS Group, Inc. ("PSS") to expand its marketing and recruiting organization in the Washington, DC metropolitan area and to broaden its customer base.

In June, 1998, the Company acquired Automated Business Systems ("ABS") which expands the geographic reach of the Company's business to the Charlotte, N.C.; Spartanburg, S.C.; and Atlanta, Ga. markets and broadens its customer base.

In September, 1998, the Company acquired certain assets of the Applied Intelligence Group ("AIG") which forms the e-Information Services Group by adding information technology consulting expertise in the retail and distribution industry and expands the Company's geographic reach into the southwest.

In April, 1999, the Company purchased the assets of Dean Liles & Associates, Inc, ("DLA") a Dallas, Texas based information technology strategy consulting practice. The acquisition expands the Company's presence in the southwest.

The results of operations for PSS, ABS, AIG, and DLA are included in the statements of operations for the year ended December 31, 1998 and 1999 beginning on the effective date of their acquisitions January 1, 1998; June 30, 1998; September 1, 1998; and April 1, 1999, respectively.

In 1999, the Company restructured its segments by combining all operations not related to Contractor's Resources into a single profit and loss center, e-Infrastructure services, except for its operations related to the acquisition of AIG that now form the e-Information Services segment. The Company also changed its components of cost of services to include all labor related to direct labor employees and their attendant fringe benefits. Prior to 1999, non-billable direct labor related to idle time, training and other activities was included in operating expense. These changes were made to permit a more direct reflection upon gross profits of the impact of increasing or decreasing labor utilization. All prior year's cost of services and operating expenses have been restated to reflect these changes.

The following table sets forth the revenue, gross profit, expenses, and income of each of the business areas for the years ended December 31, 1999, 1998 and 1997.

Consolidated Operating Results by Segment

                                                               Year Ended December 31,
                                                    --------------------------------------------
                                                         1999           1998            1997
                                                    ------------    ------------    ------------
Operating revenues
 e-Information Services                             $ 11,044,166    $  3,533,025    $          -
                                                    ------------    ------------    ------------
 e-Infrastructure Services                            20,437,959      17,459,183       6,346,530
 e-Infrastructure Product Resales                     17,679,075       5,406,410       2,073,254
                                                    ------------    ------------    ------------
   e-infrastructure                                   38,117,034      22,865,593       8,419,784
                                                    ------------    ------------    ------------
   e-Business Solutions                               49,161,200      26,398,618       8,419,784
 Contractor's Resources                               38,624,064      34,880,542      32,048,350
                                                    ------------    ------------    ------------
   Operating revenues                                 87,785,264      61,279,160      40,468,134
                                                    ------------    ------------    ------------
Gross profit
 e-Information Services                                5,442,115       1,690,505               -
                                                    ------------    ------------    ------------
 e-Infrastructure Services                             5,915,833       5,468,254       2,337,358
 e-Infrastructure Product Resales                      4,184,097       1,511,650         949,518
                                                    ------------    ------------    ------------
  e-infrastructure                                    10,099,930       6,979,904       3,286,876
                                                    ------------    ------------    ------------
        e-Business Solutions                          15,542,045       8,670,409       3,286,876
 Contractor's Resources                                1,373,887       1,324,682       1,096,104
                                                    ------------    ------------    ------------
   Gross profit                                       16,915,932       9,995,091       4,382,980
                                                    ------------    ------------    ------------
Gross profit percentage
 e-Information Services                                     49.3%           47.8%              -
                                                    ------------    ------------    ------------
 e-Infrastructure Services                                  28.9%           31.3%           36.8%
 e-Infrastructure Product Resales                           23.7%           28.0%           45.8%
                                                    ------------    ------------    ------------
  e-infrastructure                                          26.5%           30.5%           39.0%
                                                    ------------    ------------    ------------
        e-Business Solutions                                31.6%           32.8%           39.0%
 Contractor's Resources                                      3.6%            3.8%            3.4%
                                                    ------------    ------------    ------------
   Gross profit percentage                                  19.3%           16.3%           10.8%
                                                    ------------    ------------    ------------
Operating Expenses
 e-Information Services                                3,305,752         709,826               -
 e-Infrastructure Services and Product Resales         7,784,245       6,715,607       4,116,010
                                                    ------------    ------------    ------------
   e-Business Solutions                               11,089,997       7,425,433       4,116,010
 Contractor's Resources                                3,086,904       1,144,143       1,169,120
                                                    ------------    ------------    ------------
   Operating expenses                                 14,176,901       8,569,576       5,285,130
                                                    ------------    ------------    ------------
Operating income
 e-Information Services                                2,136,363         980,679               -
 e-Infrastructure Services and Product Resales         2,315,685         264,297        (829,134)
                                                    ------------    ------------    ------------
   e-Business Solutions                                4,452,048       1,244,976        (829,134)
 Contractor's Resources                               (1,713,017)        180,539         (73,016)
                                                    ------------    ------------    ------------
   Operating income                                    2,739,031       1,425,515        (902,150)
                                                    ------------    ------------    ------------
Corporate Expenses                                     5,530,469       2,736,624       1,480,453
                                                    ------------    ------------    ------------
EBITDA                                                (2,791,438)     (1,311,109)     (2,382,603)
Interest, taxes, depreciation
  & amortization                                       4,632,385       1,237,615         491,000
                                                    ------------    ------------    ------------
Net operating loss                                  $ (7,423,823)   $ (2,548,724) $   (2,873,603)
                                                    ============    ============    ============

RESULTS OF OPERATIONS

1999 Compared to 1998

Revenue for the year ended December 31, 1999, increased $26.5 million or 43.3% to $87.8 million, compared to $61.3 million for the year ended December 31, 1998. This increase includes a $7.5 million or 212.6% increase in e-Information Services revenue, a $15.3 million or 66.7% increase in e-Infrastructure Services revenue, and a $3.7 million or 10.7% increase in Contractor's Resources revenue.

The increase in 1999 revenue includes $20.5 million of increased revenue from a full year of operations of ABS and AIG which were acquired by the Company effective July 1, 1998, and September 1, 1998, respectively. Additionally, there was a $6.0 million or 9.7% increase in revenue from businesses owned as of December 31, 1998 ("organic growth"). The organic revenue growth in 1999 includes increases in e-Infrastructure Services of $4.3 million or 7.1% and $3.7 million or 11.2% in Contractor's Resources. The organic revenue growth in e-Infrastructure Services is due primarily to increased sales volume in 1999 as compared to the same period of 1998. The growth in Contractor's Resources revenues is to due to an increase in the number of contractor members increasing sales volume.

Gross Profit for the year ended December 31, 1999, increased $6.9 million or 69.2% to $16.9 million as compared to $10.0 million for 1998. This increase includes an increased gross profit in e-Information Services of $3.8 million or 221.9%, a $3.1 million or 44.7% increase in e-Infrastructure Services and a $49,000 or 3.7% increase in Contractor's Resources gross profit.

The increase in gross profit includes $5.9 million of increased gross profit from a full year of operations of ABS and AIG. Gross profit from businesses owned as of December 31, 1998, increased $1.0 million. The increase in gross profit for the businesses owned as of December 31, 1998, includes a $1.0 million or 9.9% increase in e-Infrastructure Services gross profit and a $49,000 increase in Contractor's Resources gross profits.

Gross profit margins increased to 19.3% for the year ended December 31, 1999, from 16.3% in the same period of 1998. e-Information Services gross profit margins increased from 47.8% in 1998 to 49.3% in 1999. e-Infrastructure Services gross profit margins decreased from 30.5% in 1998 to 26.5% in 1999. Contractor's Resources gross profit margins decreased from 3.8% in 1998 to 3.6% in 1999.

The increase in e-Information Services gross profit margins is primarily due to better utilization in 1999 versus 1998 which was interrupted by the acquisition of AIG and ABS. The e-Infrastructure Services gross profit margin decrease is due to a decline in the latter half of the year in Technical Consulting Services and disproportionate growth in product revenue with lower margins than service revenue in systems integration services. Contractor's Resources had lower gross profit margins primarily due to increased numbers of new members at lower introductory fees to build membership base.

Operating expenses for the year ended December 31, 1999, increased $5.6 million or 65.4% to $14.2 million from $8.6 million for the same period in 1998. This increase includes increases in e-Information Services, e-Infrastructure Services, and Contractor's Resources operating expenses of approximately $2.6 million, $1.1 million and $1.9 million, respectively. The increase in operating expenses was primarily due to the acquisitions of ABS and AIG that collectively increased operating expenses in 1999 by $5.9 million.

Operating income for 1999 was $2.7 million as compared to $1.4 million for 1998, an increase of $1.3 million. This improvement includes increases in profits from e-Information Services and e-Infrastructure Services of $1.2 million and $2.1, respectively, and a loss for Contractor's Resources of $1.9 million.

Corporate expense for the year ended December 31, 1999, increased $2.8 million or 102.1% to $5.5 million from $2.7 million in the same period of 1998. This increase reflects an additional investment in corporate development capability and infrastructure to support the growth of operations.

Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") for the year ended December 31, 1999, was a loss of $2.8 million as compared to a loss of $1.3 million for the same period of 1998 a decline in EBITDA of $1.5 million. The components of this $1.5 million are discussed above.

Depreciation, amortization, and interest expense for the year ended December 31, 1999, increased $3.4 to $4.6 million from $1.2 million for the same period of 1998. The increase is principally due to the write off of intangibles from the acquisition of PSS of $1.8 million that was charged to selling, general and administrative expenses, additional amortization and depreciation from the acquisitions of ABS and AIG and increased borrowings under the Company's line of credit facility to support growth during the year ended December 31, 1999.

Due to the generation of net losses, no provision or benefit for income taxes was recorded for either the year ended December 31, 1999 or 1998. Any tax benefits associated with net operating losses have been fully reserved for by a valuation allowance.

The net loss in 1999 increased $4.9 to $7.4 million from $2.5 million in 1998. The components of this increase are discussed above.

1998 Compared to 1997

Revenue for the year ended December 31, 1998 increased $20.8 million or 51.4% to $61.3 million, compared to $40.5 million for the same period in 1997. This increase includes a $3.5 million increase in e-Information Services revenue (100% from the acquisition of AIG), a $14.4 million or 171.6% increase in e-Infrastructure Services revenue, and a $2.8 million or 8.8% increase in Contractor's Resources revenue.

The increase in revenue in 1998 includes $13.5 million of revenue contributed collectively by PSS, ABS, and AIG acquired by the Company effective January 1, 1998; July 1, 1998; and September 1, 1998, respectively, and. $7.3 million or 18% in revenue growth of the businesses owned as of December 31, 1997 ("organic growth"). The organic revenue growth in 1998 includes increases in e-Infrastructure Services and Contractor's Resources revenues of $4.4 million and $2.8 million, respectively. The organic revenue growth in e-Infrastructure Services is due primarily to increased sales volume in 1998 as compared to the same period of 1997. The growth in Contractor's Resources revenues is to due to an increase in the number of contractor members increasing sales volume and increased rates for services.

Gross Profit for the year ended December 31, 1998, increased $5.6 million or 128% to $10.0 million as compared to $4.4 million for the same period of 1997. This increase includes an increased gross profit in e-Information Services of $1.6 million (100% from the acquisition of AIG), a $3.7 million or 112.4% increase in e-Infrastructure Services and an increase of $ 229,000 or 20.9% in Contractor's Resources.

The gross profit growth includes $5.2 million of gross profit contributed collectively by PSS, ABS, and AIG acquired in January, 1998; June, 1998; and September, 1998, respectively, and a $1.7 million increase in gross profits from businesses owned as of December 31, 1997. The growth in gross profit for the businesses owned as of December 31, 1997, includes a $1.5 million increase or 37% in e-Infrastructure Services gross profit and a $229,000 increase in Contractor's Resources gross profits.

Gross profit margins increased to 16.3% for the year ended December 31, 1998, from 10.8% in the same period of 1997. e-Information services gross profit margins were 47.8% in 1998 (100% from the acquisition of AIG). e-Infrastructure Services gross profit margins decreased from 39.0% in 1997 to 30.5% in 1998. Contractor's Resources gross profit margins increased from 3.4% in 1997 to 3.8% in 1998.

The decrease in e-Infrastructure Services gross profit margins is primarily due to the higher product content in the 1998 revenues than in 1997 and increased systems implementation consulting revenue. Product revenue and systems implementation consulting revenue commands a lower gross profit margin than custom software development, high end consulting and system design work revenue, which did not grow as rapidly as the product or systems implementation consulting revenue in 1998. The e-Infrastructure Services gross profit margin decrease is due to higher growth in Technical Consulting Services than in systems integration. Technical Consulting Services command a lower gross profit margin than systems integration work. The acquisition of PSS in January, 1998, and the opening of a Tampa office in April, 1998, fueled the Technical Consulting Services growth. Contractor's Resources achieved higher gross profit margins primarily through increased service fees to its members.

Operating expenses for the year ended December 31, 1998, increased $3.3 million or 61.2% to $8.6 million from $5.3 million for the same period of 1997. This increase includes increases in e-Information Services (100% from the acquisition of AIG) and e-Infrastructure Services operating expenses of $0.7 million and $2.6 million, respectively. Contractor's Resources operating expenses decreased by $25,000. The increase in operating expenses was primarily due to the acquisitions of PSS, ABS, and AIG that collectively increased operating expenses in 1998 by $4.3 million.

Operating income for the year was $1.4 million as compared to a loss of $0.9 million for the same period of 1997, an improvement of $2.3 million. This improvement includes increases in profits from e-Information Services, e-Infrastructure Services, and Contractor's Resources of $1.0 million, $1.1 million, and $254,000, respectively. Operating income for PSS, ABS, and AIG accounted for $923,000 of this improvement.

Corporate expense for the year ended December 31, 1998, increased $1.3 million or 84.9% to $2.7 million from $1.5 million in the same period of 1997. This increase reflects an additional investment in corporate development capability to support the growth of operations and the integration of acquisitions.

Restructuring costs of $160,000 were recorded in the year ended December 31, 1998, related to the reduction of duplicate costs and consolidation of facilities. Acquired in-process technology of $250,000 from the Company's acquisition of AIG was written-off in the 1998. The Company also wrote off $131,000 of certain software items in its inventory that became obsolete.

Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") for the year ended December 31, 1998, was a loss of $1.3 million as compared to a loss of $2.4 million for the same period of 1997, an improvement in EBITDA of $1.1 million. The components of this improvement are discussed above.

Depreciation, amortization, and interest expense for the year ended December 31, 1998, increased $747,000 to $1.2 million from $491,000 for the same period of 1997. This increase is principally due to increased amortization and depreciation from the acquisitions of PSS, ABS, and AIG and increased borrowings under the Company's line of credit facility to support growth for the year ended December 31, 1998.

Due to the generation of net losses, no provision or benefit for income taxes was required for either the year ended December 31, 1998 or 1997.

The net loss decreased $325,000 to $2.5 million from $2.9 million in the same period of 1997. The components of this improvement are discussed above.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash and cash equivalents of $4,220,148.

The following increased the Company's liquidity and capital resources:

For the year ended December 31, 1999, the Company's cash increased by $3,350,000. This increase resulted from cash provided by financing activities, comprised primarily of proceeds from the exercise of stock options and warrants, of $8,570,000 offset by cash used in operating activities of $1,852,000 and investing activities of $3,368,000.

As of December 31, 1999, the Company has a line of credit with a bank that expires on May 31, 2000, whereby the Company can borrow the lesser of $6 million or 80% of eligible accounts receivable. Advances against this line of credit bear interest at 0.75% over the bank's prime rate. Additionally, the Company is required to meet certain financial and other covenants. As of December 31, 1999, the Company was not in compliance with the covenant that requires it to maintain tangible net assets of $900,000 through March 30, 2000, and $1,200,000 thereafter. The bank was notified but did not issue a notice of default. The default was cured by the influx of cash in January and February from the exercise of options and warrants and the Company's tangible net asset position was further strengthened by two equity financings in March 2000. The Company had borrowed $5,126,000 under the line of credit as of December 31, 1999, and had $287,000 available under the line at March 24, 2000.

Capital expenditures for the year ended December 31, 1999, were $962,000. Additionally, the Company paid $600,000 for the acquisition of the assets Dean Liles & Associates, Inc. ("DLA").

Dividends of $304,354 were paid on the Company's Class A and Class C Cumulative Preferred Stock during the year ended December 31, 1999. The Company's Class B Preferred Stock does not pay a dividend. At December 31, 1999, accrued dividends on the Company's Class A and Class C Preferred Stock was $241,479.

During the year ended December 31, 1999, 877,612 shares of Class A Preferred Stock and 643,770 shares of Class B Preferred Stock were converted into 1,521,382 shares of Common Stock. The Class C shares are not eligible for conversion to Common Stock until September, 2003. The conversions of the Class A Cumulative Preferred Stock during the year ended December 31, 1999 will reduce the Company's obligation for dividend payments by $110,493 annually.

Stock options and warrants to purchase 3,299,560 shares of the Company's Common Stock were exercised during the year ended December 31, 1999, generating cash proceeds to the Company of $6,806,254. In addition, the Company received $565,000 for the sale of a minority interest in a subsidiary.

On January 28, 1999, the Company borrowed $800,000 of subordinated debt, with interest at 14%, from Waterside Capital Corporation. In December 1999 the debt was converted to equity. See notes 3 and 12 of the notes to the consolidated financial statements.

In March 2000, the Company raised an additional $10.8 million in equity in two financing transactions (see Note 20).

Future Plans.

The Company believes that based on its current operating plan, that cash generated from operating activities, borrowings on its line of credit facility coupled with its recent equity infusions will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity needs, the Company may seek to increase its line of credit, sell convertible debt or equity securities. However, no assurances can be given that any such addition financing sources will be available on acceptable terms or at all. The sale of additional convertible debt or equity securities could result in dilution to the Company's stockholders. The Company has no current plans, agreements, and commitments and is not engaged in any negotiations with respect to such transactions.

The proceeds of these equity sales have been used to finance acquisitions and to provide additional working capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item. The Company's obligations under its line of credit are short-term in nature with an interest rate that approximates the market rate.

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements listed in the accompanying index to Consolidated Financial Statements on Page F-1 herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

  (a)   Previous independent accountants

  (i) Effective May 14, 1999, KPMG LLP resigned as The Netplex Group, Inc.'s independent accountants.

  (ii) The reports of KPMG LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

  (iii) In connection with its audits for the two most recent fiscal years and through May 14, 1999, there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP would have caused them to make reference thereto in their report on the financial statements for such years.

  (b)   New independent accountants

  (i) The Company engaged Grant Thornton LLP as its new independent accountants as of November 13, 1999.

  (ii) The Company has not consulted with Grant Thornton LLP regarding the application of accounting principles as to a specified transaction or the type of opinion that might be rendered on the Company's financial statements or any matter that was either the subject of a disagreement or a reportable event prior to their engagement as the Company's independent accountants.

The Company's Board of Directors participated in and approved the decision to engage Grant Thornton LLP as the Company's new independent accountants.

                                   PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The information regarding directors and executive officers required by Item 10 is incorporated by reference from the information set forth under the heading "Proposal 1--Election of Directors--Directors and Executive Officers" and "--
Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of stockholders currently expected to be held in June 2000.

Item 11. Executive Compensation.

     The information required by Item 11 is incorporated by reference from the information set forth under the heading "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders currently expected to be held in June 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 is incorporated by reference from the information set forth under the heading "Principal Stockholders" in the Company's definitive proxy statement for its annual meeting of stockholders currently expected to be held in June 2000.

Item 13. Certain Relationships and Related Transactions.

     The information required by Item 13 is incorporated by reference from the information set forth under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders currently expected to be held in June 2000.

                                    PART IV


Item 14. Exhibits and Reports on Form 8-K.

(a) 1. Financial Statements and Schedules. The following financial statements are included herein:

                                                                           Page
                                                                           ----
          Independent Auditors' Reports...................................  F-2

          Consolidated Balance Sheets as of December 31, 1999 and 1998....  F-4

          Consolidated Statements of Operations for the years ended
            December 31, 1999, 1998 and 1997..............................  F-5

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997........................  F-6

          Consolidated Statements of Cash Flows for the years ended
            December 31, 1999, 1998 and 1997..............................  F-8

          Notes to Consolidated Financial Statements......................  F-9


   2.  Consolidated Financial Statement Schedules

The following consolidated financial statement schedule of the Company for each of the years ended December 31, 1999, 1998, and 1997 is filed as part of this Form 10-K, and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto of the Company.

          Schedule II -- Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

   3.  Exhibits

        Exhibit
        Number                     Description of Document

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

       Exhibit
       Number                     Description of Document

       10.6       Amendment to 1992 Incentive and Non-Qualified Stock Option
                  Plan.**
       10.9       Form of Indemnification Agreement between the Officers and
                  Directors of the Company and the Company.**
       10.10      1995 Directors' Stock Option Plan.*****
       10.11      1995 Consultant's Stock Option Plan.*****
       10.12      Employment Agreement between the Company and Gene Zaino.*
       10.13      Agreement by and among XcelleNet, Inc., The Netplex Group,
                  Inc. and Technology Development Systems, Inc. dated November
                  5, 1996******
       21         Subsidiaries of The Netplex Group, Inc.******
       23         Consent of KPMG LLP.******
       24         Consent of Grant Thornton LLP******
       27         Financial Data Schedule.******

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

                                  Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the County of Fairfax, Commonwealth of Virginia on the 3rd day of April 2000.


                                        The Netplex Group, Inc.

                                        By:  /s/ Gene Zaino
                                             ------------------------
                                        Gene Zaino
                                        Chairman and C.E.O.


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                 Title                          Date
          ---------                                 -----                          ----
   /s/ Gene Zaino                       Chairman, Chief Executive               April 3, 2000
------------------------------          Officer and Director
       Gene Zaino                       [Principal Executive Officer]

   /s/ Pamela Fredette                  President and Director                  April 3, 2000
------------------------------
       Pamela Fredette

   /s/ Walton E. Bell, III              Chief Financial Officer                 April 3, 2000
------------------------------          and Treasurer [Principal
       Walton E. Bell, III              Financial Officer]

   /s/ Peter Russo                      Chief Accounting Officer                April 3, 2000
------------------------------          [Principal Accounting Officer]
       Peter Russo

   /s/ Richard Goldstein                Director                                April 3, 2000
------------------------------
       Richard Goldstein

   /s/ Steven Hanau                     Director                                April 3, 2000
------------------------------
       Steven Hanau

   /s/ J. Alan Lindauer                 Director                                April 3, 2000
------------------------------
       J. Alan Lindauer

                                                                     SCHEDULE II

                            THE NETPLEX GROUP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                (IN THOUSANDS)

                                            Balance at     Additions
                                           beginning of    charged to                                     Balance at end
                                             period        operations       Write-offs        Other*         of period
                                           ------------    ----------      ------------     ----------    --------------
Allowance for doubtful accounts

Year Ended:

  December 31, 1997                        $        177    $      (26)     $        (18)    $        -    $          133
                                           ============    ==========      ============     ==========    ==============
  December 31, 1998                        $        133    $      200      $          -     $      256    $          589
                                           ============    ==========      ============     ==========    ==============
  December 31, 1999                        $        589    $      501      $       (748)    $        -    $          342
                                           ============    ==========      ============     ==========    ==============

* Amount represents allowance for bad debts of acquired accounts receivable.

                  Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Independent Auditors' Reports..........................................      F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998...........      F-4

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997.....................................      F-5

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1999, 1998 and 1997...............................      F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997.....................................      F-8

Notes to Consolidated Financial Statements.............................      F-9

              Report of Independent Certified Public Accountants



Board of Directors and Stockholders
The Netplex Group, Inc.:

We have audited the accompanying consolidated balance sheet of The Netplex Group, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, were audited by other auditors whose report dated April 19, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Netplex Group, Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

In connection with our audit of the consolidated financial statements referred to above, we have audited Schedule II - Valuation and Qualifying Accounts, as of December 31, 1999. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                             /s/ Grant Thornton LLP


Vienna, Virginia
March 1, 2000 (Except for Note 20, as to which the date is March 30, 2000)

                         Independent Auditors' Report


Board of Directors and Stockholders
The Netplex Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Netplex Group, Inc. and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement Schedule II - Valuation and Qualifying Accounts, for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Netplex Group, Inc. and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               /s/ KPMG LLP


McLean, Virginia
April 19, 1999

                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 December 31,




                               Assets                                            1999              1998
                                                                             --------------    -------------
Current assets:
   Cash and cash equivalents                                              $     4,220,148   $      870,465
   Accounts receivable, net of allowance for doubtful
      accounts of $342,000 and $589,000, respectively                          12,513,823       11,654,743
   Prepaid expenses and other current assets                                      923,762          772,242
                                                                             ------------      -----------
     Total current assets                                                      17,657,733       13,297,450

   Property and equipment, net                                                  1,891,084        1,704,975
   Other assets                                                                   775,290          213,174
   Goodwill and other intangible assets, net                                    6,092,610        5,435,024
                                                                             ------------      -----------
     Total assets                                                         $    26,416,717   $   20,650,623
                                                                             ============      ===========


                          Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                       $     3,294,403   $    2,545,730
   Line of credit                                                               5,126,245        4,041,000
   Notes payable                                                                        -          300,000
   Accrued expenses and other current liabilities                               9,305,229        6,418,326
   Capital lease obligation, current portion                                      107,890           97,315
   Deferred revenues                                                              193,262          835,827
                                                                             ------------      -----------
    Total current liabilities                                                  18,027,029       14,238,198
   Insurance premium obligation                                                   850,000                -
   Capital lease obligations long-term, net of current portion                    195,504           57,901
                                                                             ------------      -----------
    Total liabilities                                                          19,072,533       14,296,099
                                                                             ------------      -----------
Commitments and contingencies
Minority interest in subsidiary                                                   481,877                -
                                                                             ------------      -----------


Stockholders' equity:
 Preferred Stock:
   Class A Cumulative, $.01 par value, liquidation preference of $4.00 per share for 1999 and 1998; 2,000,000 shares
   authorized, 109,961 and 987,573 shares issued and outstanding
   at December 31, 1999 and 1998 respectively                                       1,099            9,875
   Class B, $.01 par value; liquidation preference of $3.50 per share;
     1,500,000 shares authorized, 643,770 shares issued and
     outstanding at December 31, 1998                                                   -            6,438
   Class C Cumulative, $.01 par value; liquidation preference of $3.99 per share; 2,500,000 shares authorized; 1,500,000 share issued and
     outstanding at December 31, 1999 and 1998, respectively                       15,000           15,000
 Common Stock: $.001 par value, 40,000,000 shares authorized,
  16,137,250 and 10,204,735 shares issued and outstanding at December
  31, 1999 and 1998, respectively                                                  16,137           10,204
 Additional paid in capital                                                    21,762,418       13,821,531
 Accumulated deficit                                                          (14,932,347)      (7,508,524)
                                                                             ------------      -----------
     Total stockholders' equity                                                 6,862,307        6,354,524
                                                                             ------------      -----------
     Total liabilities and stockholders' equity                           $    26,416,717   $   20,650,623
                                                                             ============      ===========

         See accompanying notes to consolidated financial statements.

                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements Of Operations
                            Years Ended December 31,


                                                                                 1999           1998            1997
                                                                             ------------   ------------  --------------
Revenues
   Services                                                                  $ 70,106,190   $ 55,872,750  $38,394,880
   Product                                                                     17,679,074      5,406,410    2,073,254
                                                                             ------------   ------------  -----------
                                                                               87,785,264     61,279,160   40,468,134

Cost of revenues
   Services                                                                    57,374,354     47,389,309   34,961,418
   Product                                                                     13,494,978      3,894,760    1,123,736
                                                                             ------------   ------------  -----------
                                                                               70,869,332     51,284,069   36,085,154
                                                                             ------------   ------------  -----------
Gross profit                                                                   16,915,932      9,995,091    4,382,980

Operating expenses
   Selling, general and administrative expenses                                24,038,665     11,979,941    7,230,246
   Restructuring costs                                                                  -        160,000            -
   Acquired in-process technology                                                       -        250,000            -
                                                                             ------------   ------------  -----------
   Operating expenses                                                          24,038,665     12,389,941    7,230,246

   Operating loss                                                              (7,122,733)    (2,394,850)  (2,847,266)

   Interest expense, net                                                         (384,213)      (153,874)     (26,337)
                                                                             ------------   ------------  -----------

Loss before income taxes                                                       (7,506,946)    (2,548,724)  (2,873,603)

Provision for income taxes                                                              -              -            -
                                                                             ------------   ------------  -----------

Loss before minority interest                                                  (7,506,946)    (2,548,724)  (2,873,603)

Minority interest                                                                  83,123              -            -
                                                                             ------------   ------------  -----------

Net loss                                                                       (7,423,823)    (2,548,724)  (2,873,603)

Preferred Stock Dividend                                                         (500,603)      (315,778)    (275,625)
                                                                             ------------   ------------  -----------

Loss applicable to common shareholders                                       $ (7,924,426)  $ (2,864,502) $(3,149,228)
                                                                             ============   ============  ===========
Basic and diluted loss per common share                                      $      (0.63)  $      (0.31) $     (0.46)
                                                                             ============   ============  ===========
Weighted average common shares outstanding
    Basic and diluted                                                          12,515,759      9,259,599    6,820,863
                                                                             ============   ============  ===========

         See accompanying notes to consolidated financial statements.

                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       Class A Cumulative         Class B        Class C Cumulative
                                                           Convertible          Convertible          Convertible
                                                         Preferred Stock      Preferred Stock      Preferred Stock
                                                       -------------------   ------------------  ------------------
                                                        Shares       $        Shares       $      Shares      $
                                                       ---------  --------   ----------  ------  ----------  ------
Balance at January 1, 1997                             1,750,000  $ 17,500            -  $  -             -  $    -

 Net loss                                                      -         -            -     -             -       -
 Conversions of Class A Preferred to Common
  Stock                                                 (687,500)   (6,875)           -     -             -       -

 Exercise of Common Stock warrants                             -         -            -     -             -       -

 Preferred Stock dividends                                     -         -            -     -             -       -

 Common Stock options granted for services                     -         -            -     -             -       -
 Common Stock issued for the acquisition of
  Onion Peel Solutions, LLC                                    -         -            -     -             -       -

 Exercise of Common Stock options                              -         -            -     -             -       -
                                                       ---------  --------   ----------  ------ -------------------
 Balance at December 31, 1997                          1,062,500    10,625            -     -             -       -

 Net loss                                                      -         -            -     -             -       -
 Conversions of Class A Preferred to Common
  Stock                                                 (141,865)   (1,419)           -     -             -       -
 Dividends paid in kind                                   66,938       669            -     -             -       -
 Preferred Stock dividends                                     -         -            -     -             -       -
 Private placements of Common Stock                            -         -            -     -             -       -


                                                          Common Stock       Additional
                                                       ------------------      Paid In    Accumulated
                                                        Shares       $         Capital      Deficit        Total
                                                       ---------  -------    ----------   -----------   -----------
Balance at January 1, 1997                             6,442,903  $ 6,443    $5,301,542   $(2,086,197)  $ 3,239,288

 Net loss                                                      -        -             -    (2,873,603)   (2,873,603)
 Conversions of Class A Preferred to Common
  Stock                                                  687,500      687         6,188             -             -

 Exercise of Common Stock warrants                       225,000      225       537,275             -       537,500

 Preferred Stock dividends                                     -        -       (82,500)            -       (82,500)

 Common Stock options granted for services                     -        -        40,000             -        40,000
 Common Stock issued for the acquisition of
  Onion Peel Solutions, LLC                               80,000       80       399,920             -       400,000

 Exercise of Common Stock options                         34,967       35        69,982             -        70,017
                                                       ---------  -------    ----------   -----------   -----------
 Balance at December 31, 1997                          7,470,370    7,470     6,272,407    (4,959,800)    1,330,702



 Net loss                                                      -        -             -    (2,548,724)   (2,548,724)
 Conversions of Class A Preferred to Common
  Stock                                                  141,865      142         1,277             -             -
 Dividends paid in kind                                        -        -          (669)            -             -
 Preferred Stock dividends                                     -        -      (304,504)            -      (304,504)
 Private placements of Common Stock                    2,123,000    2,123     2,343,440             -     2,345,563

                                                      Class A Cumulative           Class B              Class C Cumulative
                                                         Convertible             Convertible               Convertible
                                                       Preferred Stock         Preferred Stock           Preferred Stock
                                                    ---------------------   -------------------      ----------------------
                                                       Share         $        Shares       $          Shares         $
                                                    ----------  ---------   --------- ---------      ---------- -----------
Private placement of Prepaid Common Stock
    purchase warrants                                       -           -           -         -               -          -
Common Stock issued for the acquisition of ABS              -           -           -         -               -          -
Class B Preferred Stock issued for the
     acquisition of AIG                                     -           -     643,770     6,438               -          -
Private placement of Class C Preferred Stock                -           -           -         -       1,500,000     15,000
Exercise of Common Stock options                            -           -           -         -               -          -
                                                     --------   ---------   ---------   -------      ----------   --------
Balance at December 31, 1998                          987,573       9,875     643,770     6,438       1,500,000     15,000
  Net loss                                                  -           -           -         -               -          -
  Conversions of Class A Preferred to
         Common Stock                                (877,612)     (8,776)          -         -               -          -
  Preferred Stock dividends                                 -           -           -         -               -          -
  Exercise of Prepaid Common Stock
         purchase warrant                                   -           -           -         -               -          -
  Conversion of subordinated debt to Class C
         Preferred Stock                                    -           -           -         -               -          -
  Common Stock issued for the acquisition of ABS            -           -           -         -               -          -
  Common Stock issued for the acquisition of
         Onion Peel Solutions, LLC                          -           -           -         -               -          -
  Conversion of Class B Preferred Stock to
         Common Stock                                       -           -    (643,770)   (6,438)              -          -
  Common Stock issued                                       -           -           -         -               -          -
  Exercise of Common Stock warrants                         -           -           -         -               -          -
  Exercise of Common Stock options                          -           -           -         -               -          -
                                                     --------   ---------   ---------   -------      ----------   --------
Balance December 31, 1999                             109,961   $   1,099           -   $     -       1,500,000   $ 15,000
                                                     ========   =========   =========   =======      ==========   ========


                                                           Common Stock          Additional
                                                   --------------------------      Paid In         Accumulated
                                                      Shares            $          Capital           Deficit         Total
                                                   ------------     ---------    -----------      -------------  ------------
Private placement of Prepaid Common Stock
    purchase warrants                                        -           -         2,582,490                -        2,582,490
Common Stock issued for the acquisition of ABS         450,000         450           590,175                -          590,625
B Preferred Stock issued for the
     acquisition of AIG                                      -           -           993,562                -        1,000,000
Private placement of Class C Preferred Stock                 -           -         1,324,457                -        1,339,457
Exercise of Common Stock options                        19,500          19            18,896                -           18,915
                                                   -----------     -------       -----------      -----------    -------------
Balance at December 31, 1998                        10,204,735      10,204        13,821,531       (7,508,524)       6,354,524
  Net loss                                                   -           -                 -       (7,423,823)      (7,423,823)
  Conversions of Class A Preferred to
         Common Stock                                  877,612         873             7,903                -                -
  Preferred Stock dividends                                  -           -          (241,478)               -         (241,478)
  Exercise of Prepaid Common Stock
         purchase warrant                              554,421         555              (555)               -                -
  Conversion of subordinated debt to Class C
         Preferred Stock                                     -           -           800,000                -          800,000
  Common Stock issued for the acquisition of ABS       114,756         115           566,715                -          566,830
  Common Stock issued for the acquisition of
         Onion Peel Solutions, LLC                     297,396         297              (297)               -                -
  Conversion of Class B Preferred Stock to
         Common Stock                                  643,770         648             5,790                -                -
  Common Stock issued                                   55,000          55               (55)               -                -
  Exercise of Common Stock warrants                  2,093,856       2,094         5,258,008                -        5,260,102
  Exercise of Common Stock options                   1,295,704       1,296         1,544,856                -        1,546,152
                                                   -----------    --------      ------------    -------------      -----------
Balance December 31, 1999                           16,137,250    $ 16,137      $ 21,762,418    $ (14,932,347)     $ 6,862,307
                                                   ===========    ========      ============    =============      ===========

          See accompanying notes to consolidated financial statements.

                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements Of Cash Flows
                           Years Ended December 31,

                                                                                         1999           1998             1997
                                                                                    ---------------  -----------     -------------
Operating activities:
    Net loss                                                                        $  (7,423,823)   $ (2,548,724)    $ (2,873,603)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of property and equipment                             776,741         578,564          391,091
      Amortization of goodwill and other intangibles                                    1,660,835         505,177           73,122
      Write-off of intangibles                                                          1,810,597               -                -
      Acquired in-process R&D write-off                                                         -         250,000                -
      Common stock options granted for services                                                 -               -           40,000

      Change in assets and liabilities, net of effects of acquisitions:
          Accounts receivable                                                            (859,080)     (5,985,628)         301,321
          Prepaid expenses and other current assets                                      (723,200)         32,656          117,712
          Accounts payable and accrued expenses                                         3,548,287       1,441,526       (2,159,896)
          Deferred revenue                                                               (642,565)        726,628         (219,770)
                                                                                    -------------    ------------    -------------
      Net cash used in operating activities                                            (1,852,208)     (4,999,801)      (4,330,023)
                                                                                    -------------    ------------    -------------

Investing activities:
      Net cash (paid) acquired in acquisitions and earn-outs                           (2,404,926)     (3,339,043)           2,149
      Purchases of property and equipment                                                (962,850)       (382,779)        (105,438)
                                                                                    -------------    ------------    -------------
          Net cash used in investing activities                                        (3,367,776)     (3,721,822)        (103,289)
                                                                                    -------------    ------------    -------------

Financing activities:
      Sale of minority interest in subsidiary                                             565,000               -                -
      Issuance of note payable                                                            800,000               -                -
      Net proceeds from sale of stock                                                           -       6,267,510                -
      Line of credit advances, net                                                      1,085,245       2,724,700        1,221,300
      Proceeds from the exercise of stock options and warrants                          6,806,254          18,915          607,517
      Payment of Preferred Stock dividends                                               (304,354)              -         (180,694)
      Principal payments on capital lease obligations                                     (92,040)       (116,744)         (99,945)
      Proceeds from (repayment of) note payable                                          (300,000)        300,000          (59,496)
      Repayment (issuance) of note receivable                                                   -         100,000         (200,000)
      Repayment (issuance) of employee notes receivable                                     9,562         (55,298)        (193,464)
                                                                                    -------------    ------------     ------------
          Net cash provided by financing activities                                     8,569,667       9,239,083        1,095,218
                                                                                    -------------    ------------     ------------
      Increase (decrease) in cash and cash equivalents                                  3,349,683         517,460       (3,338,094)

Cash and cash equivalents at beginning of year                                            870,465         353,005        3,691,099
                                                                                    -------------    ------------     ------------
Cash and cash equivalents at end of year                                             $  4,220,148    $    870,465     $    353,005
                                                                                    =============    ============     ============

Supplemental information:
     Cash paid during the year for:
       Interest                                                                      $    601,370    $    187,201     $     61,366
                                                                                     ============    ============     ============
      Income taxes                                                                              -               -                -
                                                                                     ============    ============     ============
    Non-cash financing activity:
      Capital lease obligation                                                            240,217          52,732           88,098
                                                                                     ============    ============     ============
      Conversion of debt to equity                                                        800,000               -                -
                                                                                     ============    ============     ============
      Insurance premium obligation for non-compete agreement                            1,275,000               -                -
                                                                                     ============    ============     ============
      Common stock issued for acquisitions and earn-outs                             $    566,830    $  1,591,000     $    400,000
                                                                                     ============    ============     ============

         See accompanying notes to consolidated financial statements.

                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997

(1)  The Business And Basis Of Presentation

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

     Coincident with the merger the Company's name was changed from CompLink, Ltd. to The Netplex Group, Inc. and the entity known as The Netplex Group, Inc. prior to the merger changed its name to Netplex Systems, Inc. Upon completion of the merger, the Company consisted of Netplex Systems, Inc.; America's Work Exchange ("AWE"), and its wholly-owned subsidiary, Software Resources of New Jersey, now known as Contractor's Resources (" CR"), and The Netplex Group, Inc. (formerly known as CompLink Ltd.) and its wholly-owned subsidiary, TDS.

(2)  Acquisitions

     All acquisitions by the Company have been accounted for as purchases. The purchase prices assigned to the net assets acquired were based on the fair value of such assets and liabilities at the acquisition dates. Additionally, the operating results of all acquisitions have been included in the consolidated financial statements from their effective dates of acquisition.

     Acquisition of Onion Peel Solutions L.L.C.:
     -------------------------------------------

     On July 1, 1997, the Company acquired all of the outstanding membership interests of Onion Peel Solutions L.L.C. ("Onion Peel"), a Raleigh, N.C. based provider of network management solutions, for 80,000 shares of Common Stock. Additionally, the Company was required to issue 297,396 additional shares based on the closing price of the Company's Common Stock on December 31, 1998. The additional shares were issued to the seller in February, 1999. Including the value of the additional shares issued, the purchase price for Onion Peel was $400,000.

Acquisition of PSS Group, Inc.:

On January 30, 1998, effective January 1, 1998, the Company purchased all of the stock of The PSS Group, Inc. ("PSS"), a wholly owned subsidiary of Preferred Systems Solutions, Inc. ("Preferred") for $600,000; $300,000 was paid at closing and $300,000 on January 15, 1999. The purchase included an earn-out provision and an employment agreement. PSS was the technical professional staff augmentation operations and business of Preferred. In January, 1999, the purchase agreement was amended to eliminate the earn-out provision. Additionally, Preferred's shareholder agreed not to compete with the Company for four years and the Company purchased a split dollar life insurance policy on his life. The policy is payable, in four equal annual payments of $425,000, beginning January 29, 1999. As of December 31, 1999, $1,275,000 remains due on the policy and is reflected in accrued expenses and insurance premium obligation on the balance sheet.

The purchase prices was allocated to the fair value of the assets and liabilities acquired, as follows:



                                                  December 31,
                                         -----------------------------
                                             1999             1998
                                         ------------     ------------
          Cash                           $    148,000     $    148,000
          Accounts receivable                 800,000          800,000
          Fulfillment database                930,000          930,000
          Other assets                        122,000          122,000
          Less liabilities assumed         (1,400,000)      (1,400,000)
                                         ------------     ------------
          Net assets acquired            $    600,000     $    600,000
                                         ============     ============

During the fourth quarter of 1999 the Company contemplated transitioning PSS's staffing operation into Contractor's Resources and evaluated the future operations of PSS. As a result of this evaluation the Company wrote off the goodwill, fulfillment database and the cost of the non-compete agreement. The total write-off was $1,810,597.

Acquisition of Automated Business Systems of North Carolina, Inc.:

On June 18, 1998, effective July 1, 1998, the Company purchased Automated Business Systems of North Carolina, Inc. and Kellar Technology Group, Inc. (Collectively "ABS") for $200,000 and 450,000 shares of Common Stock, valued at $591,000. The agreement also provides that the former shareholders of ABS will receive additional consideration, payable 50% in cash and 50% in stock, through December 31, 2000, if ABS meets certain operating targets. In connection with the acquisition, the Company has entered into employment agreements with certain employees of ABS. In December 1999, the contingent earn-out was bought out by a cash payment and issuance of additional shares.

As of December 31, 1999, the purchase price of ABS is $1,907,000 consisting of the original consideration of $791,000 and subsequent earn-out payments consisting of $549,000 and 114,756 shares of Common stock, valued at $567,000. The purchase price has been allocated as follows:

                                                   December 31,
                                          -----------------------------
                                              1999              1998
                                          -----------        ----------
          Cash                            $   205,000        $ 205,000
          Accounts receivable                 736,000          736,000
          Property and equipment               51,000           51,000
          Other assets                         33,000           33,000
          Goodwill                          1,794,000          678,000
          Less liabilities assumed           (912,000)        (912,000)
                                          -----------        ---------
          Net assets acquired             $ 1,907,000        $ 791,000
                                          ===========        =========

Acquisition of Applied Intelligence Group, Inc.
-----------------------------------------------

On October 16, 1998, effective September 1, 1998, the Company purchased the information technology consulting business of Applied Intelligence Group, Inc. of Oklahoma City ("AIG"), for $3,000,000 and 643,770 shares of Class B Preferred Stock ("Preferred Stock") valued at $1,000,000. The Class B Preferred Stock is convertible into the Company's Common Stock at anytime on a share for share basis. No dividends are payable on the Preferred Stock. The holders of the Preferred Stock agreed not to sell or otherwise distribute the Common Stock underlying the Preferred Stock for one year. The agreement also provides that AIG will receive additional consideration (the "AIG Earn-out") if AIG meets the following targets: (i) up to $1.5 million of cash based on net profit, as defined in the agreement, that AIG generates over the next six quarters and (ii) up to 643,770 shares of Class B Preferred Stock if AIG achieves approximately $9 million net profits over the next 9 quarters. ViaLink coverted its Class B Preferred Stock and sold it during 1999 thereby eliminating the additional potential contingent earn-out shares. In connection with the acquisition, the Company entered into employment agreements with certain employees of AIG.

As of December 31, 1999, the purchase price of AIG is $4,800,000 consisting of the original consideration of $4,000,000 and subsequent earn-out payments of $800,000. The total purchase price has been allocated as follows:

                                                   December 31,
                                          ------------------------------
                                              1999              1998
                                          -----------      -------------
       Prepaid and other assets           $    52,000      $    52,000
       Property and equipment                 450,000          450,000
       Acquired software                      850,000          850,000
       Assembled workforce                  1,000,000        1,000,000
       viaLink non-compete agreement          900,000          900,000
       Goodwill                             1,636,000          836,000
       Less: liabilities assumed             (338,000)        (338,000)
                                           ----------      -----------
       Net assets acquired                  4,550,000        3,750,000
       Acquired in process technology         250,000          250,000
                                          -----------      -----------
        Purchase price                    $ 4,800,000      $ 4,000,000
                                          ===========      ===========

The software, assembled workforce, viaLink non-compete agreement, and goodwill are being amortized over estimated useful lives of 4, 5, 5, and 7 years, respectively, using the straight-line method.

The Company has allocated $250,000 of the purchase price to certain in-process Internet commerce technology that had not achieved technological feasibility as of the acquisition date. Accordingly, such costs were written off and included in the statement of operations for 1998.

Acquisition of Dean Liles & Associates, Inc.
--------------------------------------------

On April 23, 1999, effective April 1, 1999, the Company purchased the assets of Dean Liles and Associates, Inc, ("DLA") a Dallas, Texas based information technology strategy consulting practice for $600,000. The seller may be entitled to additional cash consideration for each of the three years ended March 31 beginning in 2000 if certain performance goals are met. In connection with the acquisition, the Company has entered into employment agreements with certain employees of DLA. The acquisition price of $600,000 has been allocated $595,000 to goodwill and $5,000 to Property and Equipment.

The goodwill is being amortized over 5 years using the straight-line method.

Proforma Acquisition Data
-------------------------

The following supplemental financial information presents the consolidated results of the Company on a pro forma basis, and the resulting increase in common shares outstanding, as though the acquisitions of Onion Peel, PSS, ABS, and AIG had taken place on January 1, 1997. The amounts for the DLA acquisition were immaterial.

                                                        (Unaudited)
                                                  Year Ended December 31,
                                                   1998              1997
                                               -------------    -------------

       Revenue                                 $ 71,424,000     $ 57,382,000
       Net loss                                    (817,000)      (3,188,000)
       Basic and diluted loss per share               (0.08)           (0.40)
       Weighted Average shares outstanding        9,914,000        7,915,000

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the period, or the results, which may occur in the future.

(3)  Summary of  Significant Accounting Policies

     Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of The Netplex Group, Inc. and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

     Revenue Recognition
     -------------------

     The majority of the Company's revenue is from consulting services contracts. This revenue is recognized when the services are performed and the costs are incurred. The Company generally recognizes hardware and software product revenue, which does not involve significant integration services, when the products are delivered to the customer site. Revenue on fixed price contracts for services, or both hardware and significant integration services is recognized on the percentage of completion basis, based on the efforts expended method in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." During 1999 and 1998 the Company recognized $2,287,277 and $814,841 of revenue under the percentage of completion method. The amount of revenue that was recognized on the percentage of completion basis for 1997 was immaterial. The Company's systems integration contracts are typically 3-6 months and are priced either on a time and material ("T&M") or a fixed price basis. Substantially all of the Company's contracts through 1997 were T&M. In 1998 the Company proposed more business on a fixed price basis because it has found it is able to generate higher margins than under the T&M proposal and pricing method. Revenue for maintenance contracts is recognized ratably over the service period of the underlying contract. Deferred revenue represents the unearned portion of maintenance contracts and amounts billed in advance of work performed, in accordance with the terms of the contract. The Company records loss provisions if required for its contracts at the time that such losses are identified.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with maturity, at date of purchase, of three months or less to be cash equivalents. Cash equivalents are comprised of money market accounts, and are stated at cost, which approximates fair value.

     Property and Equipment
     ----------------------

     Property and equipment is recorded at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Computer software developed for internal use is amortized over 4 years in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

     Property and equipment under capital leases is amortized using the shorter of the lease term or the estimated useful life.

     Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts and any gain or loss on such disposition is reflected in the statement of operations. Expenditures for repairs and maintenance are charged to operations as incurred.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
     -----------------------------------------------------------------------

     Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     Goodwill and Other Intangible Assets
     ------------------------------------

     Goodwill, the cost in excess of the fair value of net assets acquired, is being amortized by the straight-line method, for periods ranging from 5 to 15 years. Management reviews the valuation and amortization period of goodwill continually. As part of this review, the Company estimates the value and future benefits of income generated, to determine whether impairment has occurred.

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

     Earnings (loss) per share
     -------------------------

     The Company accounts for earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires companies to present basic earnings per share and diluted earnings per share (EPS). Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the periods. Diluted net loss per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 1999, 1998 and 1997, the assumed exercise of the Company's outstanding stock options, warrants and Convertible Preferred Stock are not included in the calculation, as the effect would be anti-dilutive.

     Stock Options
     -------------

     The Company accounts for its 1992 Incentive Stock Option plan ("ISO Plan") and the 1995 Directors' Stock Option plan ("Directors' Plan") in accordance with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the grant date. Alternatively, SFAS No.123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and in future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS No. 123 for the ISO and Directors' Plans.

     The Company's 1995 Consultant's plan ("Consultant's Plan") allows for the granting of options to organizations and individuals who are not employees of the Company. The Company accounts for the options granted under this plan based on the provisions of SFAS No. 123.

     Segment Reporting
     -----------------

     The Company accounts for its segments pursuant to Statement of Financial Accounting Standards (SFAS No. 131) "Disclosures about Segments of an Enterprise and Related Information." Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in three segments as defined: e-Information Services, e-Infrastructure Services, and Contractor's Resources.

     Reclassifications
     -----------------

     Certain 1998 and 1997 amounts have been reclassified to conform to the current year presentation. The Company also changed its components of cost of services to include all labor related to direct labor employees and their attendant fringe benefits. Prior to 1999, non-billable direct labor related to idle time, training and other activities was included in operating expense. These changes were made to permit a more direct reflection upon gross profits of the impact of increasing or decreasing labor productivity. All prior year's cost of services and operating expenses have been restated to reflect these changes.

     Use of Estimates
     ----------------

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

(4)  Equity Financing

     During 1999, the Company raised additional equity of $800,000 through the sale of securities, excluding equity securities issued in acquisitions, as follows:

     . On January 28, 1999, the Company issued a subordinated note for $800,000, at 14% annual interest, through a private placement to an accredited investor. The note was subordinated to the Company's line of credit with a bank. On December 15, 1999, the note was exchanged for an increase in the number of shares that the Company's Class C Cumulative Convertible Preferred Stock ("Class C Preferred") is convertible into. See note 12.

     During 1998, the Company raised additional equity of $6,267,510, excluding equity securities issued in acquisitions, as follows:

     . In February, 1998, the Company sold for $100,000, 80,000 shares of unregistered Common Stock plus a warrant to purchase an additional 100,000 shares of Common Stock at $1.20.

     . In March 1998 the Company raised $1,457,000 in a private placement primarily from accredited investors and employees of the Company. The Company issued 1,457,000 shares of unregistered Common Stock to purchasers who agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were offered at $1.00 per share.

     . On April 7, 1998, the Company sold 1,500 units in a private placement for $1.5 million ($1.2 million after fees and expenses). Each unit sold consisted of a prepaid Common Stock purchase warrant entitling the holder to acquire such number of shares of the Company's Common Stock as is equal to $1,000 divided by an adjustable exercise price and an incentive warrant to acquire 78,000 shares of Common Stock. The Company also granted the placement agent a warrant to purchase 39,000 shares of Common Stock plus a placement fee and a non-accountable expense allowance equal to 12.53% of the proceeds of the offering. The sale represents the first half of a transaction that could include the sale of an additional 1,500 units for $1.5 million at a future date, subject to the satisfaction of certain conditions (see Note 20).

     . In April, 1998, the Company raised $198,000 in two private placements with accredited investors. The Company issued shares of unregistered Common Stock to purchasers who agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were sold at $1.375 to $1.50 per share.

     . On August 28, 1998, the Company raised $592,000 in a private placement to accredited investors. The Company issued unregistered shares of Common Stock to purchasers who agreed not to sell or otherwise distribute their shares for a period of one year. These restricted shares carry registration rights and were sold at $1.3125 per share.

     . On September 28, 1998, the Company sold 1,700 units of prepaid Common Stock purchase warrants in a private placement, totaling $1.5 million ($1.3 million net of expenses). The prepaid warrants are exercisable in shares of Common Stock of the Company as is computed by dividing $1,700,000 by 125% of the fixed exercise price of $1.3938, with respect to any exercise within the first year, and the lower of the fixed exercise price and a variable exercise price (subject to a floor price of $1.00), with respect to any exercise after the first year. As part of this transaction, the Company also issued to the holders, warrants to purchase 141,667 shares of Common Stock at an exercise price of $1.3938 per share. In connection with the issuance of these warrants, the Company issued 50,000 shares of its Common Stock to the placement agent.

     . On September 30, 1998, the Company received $1.5 million ($1.3 million net of expenses) for 1,500,000 shares of its Class C Preferred and a warrant to purchase 150,000 shares of its Common Stock, at $1.375 per share. Additionally, depending on the length of time the Class C Preferred is outstanding the warrant holder may be entitled to purchase up to an additional 450,000 shares of Common Stock at $1.375 per share. In connection with this transaction the placement agent received a warrant to purchase 250,000 shares of Common Stock at $1.59 per share.

(5)  Liquidity

     Under its bank line of credit the Company is required to meet certain financial and other covenants. As of December 31, 1999, the Company was not in compliance with the covenant that requires it to maintain tangible net assets of $900,000 through March 30, 2000, and $1,200,000 thereafter. The bank was notified but did not issue a notice of default. The default was cured by the influx of cash in January and February 2000 from the exercise of options and warrants and the Company's tangible net asset position was further strengthened by two equity financings in March, 2000.

     Based on its current operating plan, the Company believes that the net proceeds from private placements together with cash anticipated to be provided by operating activities and amounts expected to be available under its line of credit will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 24 months. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain additional credit facilities. However, no assurance can be given that any such additional sources of financing will be available on acceptable terms or at all. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used for acquisitions or to acquire or invest in complimentary businesses or products or to obtain the right to use complementary technologies.

     The Company will continue to make significant investments in its technical workforce, marketing, training and infrastructure to increase productivity, build its core competency practice unit skill base and product offerings and foster growth of its operations.

(6)  Property and Equipment

     Property and equipment consists of the following:

                                                           December 31,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------   -------------

       Computer software                            $ 1,254,686   $    896,134
       Computer and office equipment                  1,273,764      1,011,359
       Furniture and fixtures                           978,911        907,679
       Equipment under capital leases                   838,870        598,653
       Leasehold improvements                           132,126        101,682
                                                    -----------   ------------
                                                      4,478,357      3,515,507

       Accumulated depreciation and amortization     (2,587,273)    (1,810,532)
                                                    -----------   ------------

       Property and equipment, net                  $ 1,891,084   $  1,704,975
                                                    ===========   ============

     Computer software at December 31, 1999 and 1998 includes $668,844 and $407,338 of software that was developed for internal use. Accumulated depreciation related to this software was $336,000 and $172,000 at December 31, 1999 and 1998, respectively.

     Accumulated depreciation and amortization includes $638,639 and $445,344 related to assets under capital leases at December 31, 1999 and 1998, respectively.

(7)  Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

                                                     December 31,
                                            -----------------------------
                                                1999             1998
                                            ------------     ------------
          Goodwill                          $  4,483,798     $ 1,925,917
          Acquired database                            -         930,000
          Acquired software                    1,254,226       1,254,226
          Assembled workforce                  1,000,000       1,000,000
          Non-Compete                            900,000         900,000
                                            ------------     -----------
                                               7,638,024       6,010,143
          Accumulated amortization            (1,545,414)       (575,119)
                                            ------------     -----------
                                            $  6,092,610     $ 5,435,024
                                            ============     ===========

(8)  Accrued Expenses

     Accrued expenses consists of the following:

                                                    December 31,
                                             -------------------------
                                                1999          1998
                                             -----------   -----------

             Accrued wages                   $ 6,009,320   $ 4,150,303
             Accrued vacation                    386,101       115,912
             Accrued commission                  599,733       365,958
             Accrued payroll taxes               242,872             -
             Accrued earn-out                    390,042             -
             Insurance premium obligation        425,000             -
             Accrued project expense             191,310        22,511
             Other                             1,060,851     1,763,642
                                             -----------   -----------
                                             $ 9,305,229   $ 6,418,326
                                             ===========   ===========
(9)  Line of Credit

     The Company has a line of credit agreement with a bank that expires on May 31, 2000. Under the agreement the Company may borrow 80% of eligible accounts receivable (as defined in the agreement) up to $6,000,000. Amounts borrowed bear interest at the bank's prime rate plus 3/4%. Outstanding advances were $5,126,245 and $4,041,000 at December 31, 1999 and 1998,
     respectively. The loan is secured by substantially all of the Company's tangible and intangible assets. The Company is required to meet certain financial and other covenants. As of December 31, 1999, the Company was not in compliance with the covenant that requires it to maintain tangible net assets of $900,000 through March 30, 2000, and $1,200,000 thereafter. The bank was notified of the violation but did not issue a notice of default. The default was cured by the influx of cash in January and February 2000 from the exercise of options and warrants and the Company's tangible net asset position was further strengthened by two equity financings in March, 2000.

(10) Income Taxes

     The reconciliation between the actual income tax expense and income tax computed by applying the statutory Federal income tax rate to earnings before provision for income taxes for the year ended December 31, 1999 1998 and 1997 is as follows:

                                                                   1999             1998            1997
                                                               -------------    -------------   -------------
      Pretax loss                                              $ (7,424,000)    $ (2,549,000)   $ (2,874,000)
                                                               -------------    -------------   -------------
      Computed Federal income tax benefit at 34%                 (2,524,000)        (867,000)       (977,000)
      Computed state income taxes, net of Federal benefits         (408,000)               -               -
      Permanent differences                                       1,033,000          291,000         278,000
      Change in valuation allowance                               1,899,000          576,000         699,000
                                                               ------------     ------------    ------------
                                                               $          -     $          -    $          -
                                                               ============     ============    ============

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999, 1998 and 1997 are presented below:

                                                                             As of December 31,
                                                               ----------------------------------------------
                                                                    1999             1998            1997
                                                               -------------    -------------   -------------
       Deferred tax assets:
            Net operating loss carryforwards                   $  7,690,000     $  4,272,000    $  4,010,000
            Research and development credit carryforwards           187,000          187,000         187,000
            Depreciation and amortization                           215,000                -               -
            Excess tax basis over book of net assets
             acquired                                                     -          302,000         180,000
            Inventory obsolescence reserve                          107,000          108,000          56,000
            Allowance for doubtful accounts receivable              136,000          146,000          48,000
            Accrued liabilities, not presently deductible                 -                -           8,000
                                                               ------------     ------------    ------------
                Total gross deferred tax assets                   8,335,000        5,015,000       4,489,000
                Less valuation allowance                         (8,335,000)      (5,015,000)     (4,489,000)
                                                               ------------     ------------    ------------
                  Net deferred tax asset                       $          -     $          -    $          -
                                                               ============     ============    ============

     The Company has provided a valuation allowance for all of its deferred tax assets at December 31, 1999, 1998, and 1997 because the Company could not conclude that it was more likely than not that it would realize these assets due principally to the Company's history of losses.

     The deferred tax asset related to net operating loss (NOL's) carryforwards has increased because of the current year tax loss, an adjustment of prior year NOL to the actual tax return amount, and an adjustment to reflect Federal and state income tax rates expected to apply in future periods. The valuation allowance related to the NOL's has also been adjusted accordingly.

     As of December 31, 1999 and 1998, the Company has NOL's for Federal and state income tax purposes of approximately $19,469,000 and $12,563,000, respectively which may be applied against future taxable income. Additionally, the Company has $187,000 of research and development tax credits ("Credits") available to offset future Federal income taxes. The NOL's and credits expire primarily in years 2002 through 2019. Approximately $14,200,000 of the NOL's and the credits are subject to annual limitations and other conditions. Additionally, they may not be fully utilized for tax purposes due to the change in ownership resulting from the Company's merger in 1996 and an additional change in ownership in 1998.

(11) Commitments

     Employment Agreements
     ---------------------

     The Company has employment agreements with several key employees. At December 31, 1999, the Company's annual obligation under the agreements is approximately $1,367,000 for each of the next three years.

     Lease Obligations
     -----------------

     The Company leases computer equipment, furniture, vehicles, and office facilities under long-term lease agreements. The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases (with initial terms in excess of one year) as of December 31, 1999:

                                                                     Capital         Operating
          Year ending December 31:                                   Leases            Leases
                                                                     ------            ------
                       2000                                        $ 139,247        $ 1,142,387
                       2001                                          117,550            827,834
                       2002                                          100,370            710,943
                       2003                                            2,412            335,348
                       2004                                                -            162,146
                    Thereafter                                             -                  -
                                                                   ---------        -----------

          Total minimum lease payments                               359,579        $ 3,178,658
                                                                                    ===========

          Less: amount representing interest                          56,185
                                                                   ---------

          Present value of minimum lease payments                    303,394
          Less current portion                                       107,890
                                                                   ---------
                                                                   $ 195,504
                                                                   =========

     Total rent expense under operating leases was approximately $1,020,000, $900,000 and $647,000 for the years ended December 31, 1999, 1998, and 1997.

(12) Preferred Stock

     On July 29, 1998, the Company increased the number of shares of its Preferred Stock from 2,000,000 to 6,000,000.

     Class A Cumulative Convertible
     ------------------------------

     On September 19, 1996, the Company raised approximately $3,000,000 through a private placement of units. Each unit consisted of one share of $.01 par value Class A Cumulative Convertible Preferred Stock (the "Preferred Stock") and one warrant to purchase one share of the Company's Common Stock at $2.50 per share.

     Each share of Preferred Stock is convertible into one share of Common Stock at any time, at the discretion of the holder. The Preferred Stock has cumulative dividend of 10% per annum, payable in either cash or additional shares of Preferred Stock at the Company's option. Subject to the conversion rights, the Company may redeem the Preferred Stock at its stated value plus all accrued and unpaid dividends ($91,479 and $267,004 at December 31, 1999 and 1998, respectively) upon: (1) registration of the shares underlying the Preferred Stock, and (2) 30 days written notice given at any time upon attaining certain per share trading prices and sustaining such prices for a specified period. The Preferred Stock has a per share liquidation preference of the greater of: (i) $4 per share plus any accrued and unpaid dividends, or (ii) the amount that would have been received if such shares were converted to Common Stock on the business day immediately prior to liquidation.

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

     Class B Convertible
     -------------------

     During 1999 all shares of the Class B Preferred Stock were converted into 643,770 shares of Common Stock.

     Class C Cumulative Convertible
     ------------------------------

     The Class C Cumulative Convertible Preferred Stock ("Class C Preferred") has a liquidation preference of $3.99 per share: a dividend rate of 9.99% per annum that increases to 15% per annum after the date there are no Class A Cumulative Convertible Preferred Stock issued and outstanding. The Class C Preferred is convertible at any time, after the earlier of a change in control of the Company, or five years from the date of issuance. The Class C Preferred is redeemable at the option of the Company at any time within five years from the date of issuance. At December 31, 1999 and 1998, the Class C Preferred is convertible into the number of shares equal to $2,300,000 and $1,500,000, respectively, plus accrued but unpaid dividends ($150,000 and $37,500 at December 31, 1999 and 1998, respectively), divided by 25% of the 20 day average trading price of the Common Stock immediately prior to conversion. The Company has measured the intrinsic value of the beneficial conversion feature of the Class C Preferred to be $2,300,000 and $1,500,000 at December 31, 1999 and 1998, respectively. As a result, the Company will accrete this discount as additional Preferred Stock dividends over the five years. During 1999 and 1998, the accretion of the discount of approximately $259,000 and $53,000 was included as additional Preferred Stock dividends in the Company's EPS calculation.

(13) Common Stock and Warrants

     On July 29, 1998, the Company increased the number of shares of its Common Stock from 20,000,000 to 40,000,000.

     Effective April 11, 1996, in connection with the reverse merger of the Company, it gave its underwriters warrants to purchase 125,000 shares of the Company's Common Stock, at an exercise price of $3.50 per share, through April 10, 2001. The fair value of the warrants issued, of approximately $170,000, had no effect on the Company's equity as a result of the merger. During 1997 50,000 warrants were exercised.

     In connection with the reverse merger of the Company, effective June 7, 1996, the shareholders of Netplex were granted warrants to purchase 150,000 shares of the Company's Common Stock at an exercise price of $2.50 per share, through June 6, 2001. The fair value of the warrants issued of approximately $270,000 had no effect on the Company's equity as a result of the merger.

     In connection with the sale of the Class A Convertible Preferred Stock, the Company gave the underwriters 87,500 units. Each unit consists of an option to purchase one share of Class A Convertible Preferred Stock at $2.00 per share and a Common Stock purchase warrant to purchase one share of common stock at $2.50.

     During 1998, the Company issued warrants in connection with several equity issues. See Note 4, Equity Financing.

     The following table sets forth the warrants outstanding and their weighted-average exercise price:


                                                Shares            Price
                                              ----------         -------
           January 1, 1997                     2,295,000         $  2.66
                   Issued                              -               -
                   Exercised                           -               -
                   Expired                             -               -
                                              ----------         -------
           December 31, 1997                   2,295,000         $  2.66
                   Issued                        814,102            1.29
                   Exercised                           -               -
                   Expired                             -               -
                                              ----------         -------
           December 31, 1998                   3,109,102         $  2.30
                   Issued                        225,000            3.00
                   Exercised                  (2,093,856)           2.52
                   Expired                       (45,000)           3.00
                                              ----------         -------
           December 31, 1999                   1,195,246         $  2.15
                                              ==========         =======

     As of December 31, 1999, 1998 and 1997 all of the warrants were exercisable and had an average remaining life of 3.5, 3 and 4 years, respectively.

(14) Stock Options

     The Company has three stock option plans.

     . The ISO Plan includes both incentive and non-qualified stock options. The Board of Directors may grant stock options to employees to purchase up to 4,100,000 shares of the Company's Common Stock. Stock options are granted with an exercise price equal to the market price on the date of grant. All stock options expire 10 years from grant date (5 years or holder's of more than 10% of the voting stock of the Company). Generally the options vest ratably and become fully exercisable after 3 years but not less than 6 months from the date of grant. At December 31, 1999, approximately 117,000 options are available for grant under this plan.

     . The Directors' Plan authorizes the Board of Directors to grant each director options to purchase up to 15,000 shares of the Company's Common Stock, upon election to the Board. Under this plan 300,000 shares of the Company's Common Stock are available. The terms of option grants for the Directors' Plan are identical to those of the ISO plan, except that the vesting period for the Directors' Plan is at the Board's discretion. All options granted under this Plan have contained two-year vesting periods. At December 31, 1999, 180,000 options are available for grant under this Plan.

     . The Consultant's Plan authorizes the Board of Directors to grant organizations or individuals, who are not employees of the Company, to purchase up to 800,000 shares of the Company's Common Stock. The exercise price, terms of the option grant and vesting period for the Consultant's Plan are at the Board's discretion. At December 31,1999, approximately 61,000 options are available for grant under this Plan.

     Stock option activity for the Plans during the periods indicated is as follows:

                                                 ISO Plan                Directors' Plan           Consultants' Plan
                                         ------------------------    ----------------------    ------------------------
                                                         Wt. Avg.                  Wt. Avg.                    Wt. Avg.
                                           Shares       Ex. Price     Shares      Ex. Price     Shares        Ex. Price
                                         -----------    ---------    -------     ----------    --------      ----------
               January 1, 1997            2,412,500        $ 2.86     60,000        $  3.03           -      $        -

     Granted                              2,363,500          1.29     15,000           2.97      32,000            2.50
     Exercised                              (34,967)         2.00          -              -           -               -
     Forfeited/Canceled                  (2,201,033)         2.78    (15,000)          2.50           -               -
     Expired                                (50,000)         4.40          -              -           -               -
                                         -----------    ---------    -------     ----------    --------      ----------
               December 31, 1997          2,490,000        $ 1.45     60,000        $  3.15      32,000      $     2.50

     Granted                                879,150          1.36     30,000           1.28     391,828            0.94
     Exercised                              (19,500)         0.97          -              -           -               -
     Forfeited/Canceled                    (864,450)         2.04          -              -           -               -
     Expired                                      -             -          -              -           -               -
                                        -----------     ---------    -------     ----------    --------      ----------
               December 31, 1998          2,485,200        $ 1.13     90,000        $  2.53     423,828      $     1.49

     Granted                              1,517,750          2.28     37,500           2.85     315,000            1.07
     Exercised                             (831,104)         1.11          -              -    (464,600)           1.34
     Forfeited/Canceled                    (101,171)         1.89     (7,500)          2.85           -               -
     Expired                                      -             -          -              -           -               -
                                        -----------     ---------    -------     ----------    --------      ----------
               December 31, 1999          3,070,675       $  1.67    120,000        $  2.61     274,228      $     1.26
                                        -----------     ---------    -------     ----------    --------      ----------

     ISO Plan
     --------
     At December 31, 1999, the exercise price for options granted under the ISO plan was $.94 to $3.38 and the weighted-average remaining contractual life of those options was 7.9 years. At December 31, 1999, 1998, and

     1997, the number of options exercisable under the ISO Plan was 1,175,898, 936,750 and 545,835, respectively. The weighted-average exercise price of those options was $1.04, $1.08 and $2.73, respectively.

     Directors' Plan
     ---------------
     At December 31, 1999, the exercise price for options granted under the Directors' Plan was $1.06 to $3.56 and the weighted-average remaining contractual life of those options was 2.7 years. At December 31, 1999, 1998 and 1997, the number of options exercisable under the Directors' Plan was 75,000, 52,500 and 25,000, respectively. The weighted-average exercise price of those options was $2.61, $3.17 and $3.55, respectively.

     Consultants' Plan
     -----------------
     At December 31, 1999, the exercise price for all options granted under the Consultants' Plan was $1.00 to $2.50 and the weighted-average remaining contractual life of those options was 3.5 years. All options, granted under the Consultants' Plan, are exercisable at the time of grant. No options were granted prior to 1997. The weighted-average exercise price of those options was $1.25, $1.49 and $2.50 at December 31, 1999, 1998 and 1997,
     respectively. During 1997, in accordance with SFAS No. 123, the Company recorded compensation expense of $40,000 for the 32,000 options granted, based on the value of the services provided. The options granted during 1999 and 1998 were in connection with certain equity issues, and as a result had no compensation expense.

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

                                                         1999            1998            1997
                                                    --------------  --------------  --------------
             Net loss - As reported               $      (7,424,000)$    (2,549,000)$   (2,874,000)
                                                     ==============  ==============  =============
             Net loss - Pro forma                 $     (10,806,000)$    (3,466,000)$   (4,836,000)
                                                     ==============  ==============  =============
             Net loss per share - As reported     $           (0.63)$         (0.31)$        (0.46)
                                                     ==============  ==============  =============
             Net loss per share - Pro forma       $           (0.86)$         (0.37)$        (0.71)
                                                     ==============  ==============  =============
                                                         12,516,000       9,260,000      6,821,000
             Weighted average shares outstanding     ==============  ==============  =============

     The per share weighted average fair value of the ISO on the grant date in 1999, 1998, and 1997 was $2.29, $1.17 and $1.20, respectively using the
     Black - Scholes option pricing model with the following weighted average assumptions:

                                                         1999           1998           1997
                                                    ------------   ------------   ------------
             Dividend yield                                  0.0%           0.0%           0.0%
                                                    ============    ===========   ============
             Risk-free interest rate                        5.98%          5.36%          6.24%
                                                    ============    ===========    ===========
             Expected volatility                             167%           106%           103%
                                                     ===========    ===========    ===========
             Expected life (years)                          7.86           6.75          10.00
                                                    ============   ============   ============

     The per share weighted average fair value of the Directors' Plan options on the grant date in 1999, 1998 and 1997 was $2.85, $1.02 and $2.76 and respectively using the Black - Scholes option pricing model with the following weighted average assumptions:

                                                      1999           1998            1997
                                                ------------   ------------   ------------
       Dividend yield                                    0.0%           0.0%           0.0%
                                                ============   ============   ============
       Risk-free interest rate                          6.10%          5.27%          6.97%
                                                ============   ============   ============
       Expected volatility                               167%           106%           103%
                                                ============   ============   ============
       Expected life (years)                            2.72           5.00          10.00
                                                ============   ============   ============

(15) Related Party Transactions

     The Company paid $45,064 in 1999, $23,756 in 1998 and $28,800 in 1997 for
     accounting, tax and consulting services to a CPA firm in which a partner of the firm is a director of the Company.

     In January, 1997, the Company loaned $150,000 to its chief executive officer for relocation expenses. The loan bears interest at 8% per annum. The note and accrued interest were paid in full in January 2000.

     A Director of the Company is the President and Director of a company that owns all of the Company's Class C Convertible Preferred Stock (Note 12).

(16) Litigation

     From time to time, the Company is subject to litigation in the ordinary course of business.

     On September 4, 1997, Data Systems Analysts, Inc. ("DSA"), a software design and consulting company, filed a complaint against the Company and Technology Development Systems, Inc. (TDS), a wholly owned subsidiary of the Company, alleging copyright infringement and breach of the Company's agreement with DSA. The Complaint also seeks damages against XcelleNet, Inc., which the Company has indemnified. The Complaint claims damages in excess of $300,000 plus punitive damages and attorney fees. The case is currently in discovery. The Company is vigorously defending against the action. The nature and amount of damages, if DSA's allegations are proven, appear uncertain.

     The Company is not currently involved in any other litigation or proceedings, which if decided against the Company would have a material adverse affect, either individually or in the aggregate.

(17) Employee Benefit Plans

     On January 1, 1997, the Company and its CR subsidiary merged their 401(k) plans. Under the merged Plan, all full time employees with over 1000 hours of service to the Company or its subsidiaries are eligible to participate. The Company matches one-half of the employees' voluntary contributions up to a maximum Company contribution of 5% of participants' salaries. The Company's contribution to the Plan during 1999, 1998 and 1997 was $405,725, $704,333 and $647,418, respectively.

     The Company's CR subsidiary has a profit sharing plan for its employees whereby up to 10% of the employees salary can be contributed to the plan. The Company made no matching contributions to this plan during 1999 1998, and 1997.

     The Company does not provide any post retirement or post employment benefits.

(18) Segment Information

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable segments are strategic business units that offer different products and services to different industries through out the United States.

     The Company's reportable segments are as follows:

     -- e-Information Systems (e-Info)--provides professional services that constitute the strategic and creative aspects of Netplex's e-solutions, as well as complete Internet-based application development and Retail Industry-focused consulting and integration services.

     -- e-Infrastructure Services (e-Infra)--provides information security, performance management, contingency planning, and network management services that ensure the long-term viability of Netplex's e-solutions, as well as other aspects of our customers' businesses.

     -- Contractor's Resources (CR)-- provides business infrastructure and advisory services for its membership of independent contractors, which allow members to maximize the freedom and wealth potential of the independent lifestyle while enjoying the benefits associated with full-time employment.

     The Company's accounting policies for these segments are the same as those described in the summary of Significant Accounting Policies, except that income tax expense is not allocated to each segment. In addition, the Company evaluates the performance of its segments and allocates resources based on gross margin, and earnings before interest, taxes, depreciation and amortization ("EBITDA"). Intersegment revenues are not significant.

     In 1999, the Company restructured its segments by combining all operations not related to Contractor's Resources into a single profit and loss center, e-Infrastructure services, except for its operations related to the acquisition of AIG that now form the e-Information Services segment. The Company also changed its components of cost of services to include all labor related to direct labor employees and their attendant fringe benefits. Prior to 1999, non-billable direct labor related to idle time, training and other activities was included in operating expense. These changes were made to permit a more direct reflection upon gross profits of the impact of increasing or decreasing labor productivity. All prior year's cost of services and operating expenses have been restated to reflect these changes.

     The reportable segments are measured and resources are allocated both on income before income taxes and EBITDA, which represents the sum of income before taxes, depreciation, amortization, and interest. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented to provide additional information. The Company considers EBITDA to be a useful measure of the Company's performance, because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand business. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

     The table below presents information about segments used by the chief operating decision-maker of Netplex as of and for the years ended December 31, 1999, 1998, and 1997:

                                                                                        Segment
                                               e-Info       e-Infra          CR          Total
                                          ------------- ------------- ------------- -------------
               1999:
               Revenues                   $  11,044,166 $  38,117,034 $  38,624,064 $  87,785,264
               Gross profit                   5,442,115    10,099,030     1,373,887    16,915,932
               EBITDA                         2,136,363     2,315,685    (1,713,017)    2,739,031
               Total assets                   8,220,000     8,709,000     8,949,000    25,878,000
               ==================================================================================
               1998:
               Revenues                   $   3,533,025 $  22,865,593 $  34,880,542 $  61,279,160
               Gross profit                   1,690,505     6,979,904     1,324,682     9,995,091
               EBITDA                           980,679       264,297       180,539     1,425,515
               Total assets                   8,378,000     6,794,000     4,269,000    19,441,000
               ==================================================================================
               1997:
               Revenues                   $           - $   8,419,784 $  32,048,350 $  40,468,134
               Gross profit                           -     3,286,876     1,096,104     4,382,980
               EBITDA                                 -      (829,134)      (73,016)     (902,150)
               Total assets                           -     2,598,000     3,094,000     5,692,000
               ==================================================================================

Reconciliation of Segment EBITDA to Net Loss
--------------------------------------------

                                                                        1999            1998            1997
                                                                  --------------- --------------- ---------------
                     Segment EBITDA                                 $  2,739,031    $  1,425,515    $   (902,150)
                     Unallocated corporate expenses                   (5,530,469)     (2,736,622)     (1,480,453)
                     Depreciation & amortization                      (4,248,172)     (1,083,741)       (464,663)
                     Interest expense, net                              (384,213)       (153,874)        (26,337)
                     Tax expense                                            -               -               -
                                                                   -------------   -------------   -------------
                     Net loss                                       $ (7,423,823)   $ (2,548,722)   $ (2,873,603)
                                                                   =============   =============   =============

(19) Restructuring Charge

     The Company recorded a restructuring charge of $275,000 during the third quarter of 1998, related to the reduction of duplicate costs and the consolidation of facilities, including severance costs. The Company recorded $115,000 during the forth quarter of 1998, as a reduction to the restructuring charge, resulting from an update of the Company's estimated restructuring costs.

(20) Subsequent Events

     In March 2000, the Company closed two private placement equity financings. The Company issued prepaid warrants that resulted in net proceeds to the Company of $1.3 million, representing the second half of an equity raise on April 7, 1998 discussed in Note 3. In addition, the Company closed the private placement of Class D convertible preferred stock that resulted in net proceeds to the Company of $9.5 million.

     The following unaudited pro forma consolidated balance sheet sets forth the Company's financial position as if these two transactions had occurred as of December 31, 1999:

                                                                                             December 31,
                                                          December 31,      Pro Forma            1999
                                                              1999         Adjustments        Pro Forma
                                                             Actual        (Unaudited)       (Unaudited)
                                                         ---------------  ---------------   ---------------
                       Assets
                       ------
Cash                                                    $    4,220,148     $ 10,800,000      $ 15,020,148
Other current assets                                        13,437,585                -        13,437,585
                                                        --------------    -------------     -------------
    Total current assets                                    17,657,733       10,800,000        28,457,733
Other assets                                                 2,666,374                -         2,666,374
Goodwill and other intangibles, net                          6,092,610                -         6,092,610
                                                        --------------    -------------     -------------
Total Assets                                            $   26,416,717     $ 10,800,000      $ 37,216,717
                                                         =============    =============     =============

         Liabilities & Stockholders' Equity
         ----------------------------------
Accounts payable                                        $    3,294,403                -      $  3,294,403
Line of credit                                               5,126,245                -         5,126,245
Accrued expenses                                             9,305,229                -         9,305,229
Other current liabilities                                      301,152                -           301,152
Other liabilities                                            1,045,504                -         1,045,504
                                                        --------------    -------------     -------------
    Total liabilities                                       19,072,533                -        19,072,533
                                                        --------------    -------------     -------------
Minority interest                                              481,877                -           481,877
                                                         -------------    -------------     -------------
Shareholders' Equity
    Preferred stock
        Class A                                                  1,099                -             1,099
        Class C                                                 15,000                -            15,000
        Class D                                                      -              100               100
    Common stock                                                16,137                -            16,137
    Additional paid in capital                              21,762,418       10,799,900        32,562,318
    Accumulated deficit                                    (14,932,347)               -       (14,932,347)
                                                        --------------    -------------     -------------
Total shareholders' equity                                   6,862,307       10,800,000        17,662,307
                                                        --------------    -------------     -------------
Total liabilities and stockholders' equity              $   26,416,717     $ 10,800,000      $ 37,216,717
                                                         =============    =============     =============