Form 10-Q
period 2000-03-31
NETPLEX GROUP INC
filed 2000-05-15
CIK 888028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                  FORM  10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000   Commission file number 001-11784

                            THE NETPLEX GROUP, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                     11-2824578
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

        1800 Robert Fulton Drive, Suite 250, Reston, Virginia 20191-4346
        ----------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                (703) 716-4777
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


               ------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

As of April 28, 2000, 17,885,199 shares of the issuer's Common Stock were outstanding.

                            THE NETPLEX GROUP, INC.
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX

Part I.   Financial information

Item 1.   Financial statements and supplementary data

          a) Condensed Consolidated Balance Sheets as of
             March 31, 2000 and December 31, 1999......................................         3

          b) Condensed Consolidated Statements of Operations for
             the Three Months ended March 31, 2000 and 1999............................         4

          c) Condensed Consolidated Statements of Cash Flows for
             the Three Months ended March 31, 2000 and 1999............................         5

          d) Notes to Condensed Consolidated Financial Statements......................         6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations...................................................................         9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................        12

Part II   Other information............................................................        12

Item 6.   Exhibits and Reports on Form 8-K.............................................        12

          Signatures...................................................................        13

Part I  Financial Information


                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            (Unaudited)
                                                                                             March 31,                  December 31,
                                         Assets                                                2000                         1999
                                                                                            -----------                 ------------
Current assets:
   Cash and cash equivalents                                                              $ 13,289,467                 $  4,220,148
   Accounts receivable, net of allowance for doubtful
                 accounts of $462,000 and $342,000, respectively                            11,870,802                   12,513,823
   Prepaid expenses and other current assets                                                   223,727                      923,762
                                                                                          ------------                 ------------
                 Total current assets                                                       25,383,996                   17,657,733

   Property and equipment, net                                                               2,108,350                    1,891,084
   Other assets                                                                                595,384                      775,290
   Goodwill and other intangible assets, net                                                 5,745,839                    6,092,610
                                                                                          ------------                 ------------
                 Total assets                                                             $ 33,833,569                 $ 26,416,717
                                                                                          ============                 ============

                            Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                       $  2,230,217                 $  3,294,404
   Line of credit                                                                            3,437,000                    5,126,245
   Accrued expenses and other current liabilities                                           10,522,129                    9,305,229
   Capital lease obligation, current portion                                                    75,812                      107,890
   Deferred revenues                                                                           558,218                      193,263
                                                                                          ------------                 ------------
                 Total current liabilities                                                  16,823,376                   18,027,031
   Insurance premium due                                                                       425,000                      850,000
   Capital lease obligations, net of current portion                                           195,504                      195,504
                                                                                          ------------                 ------------
                 Total liabilities                                                          17,443,880                   19,072,535

Commitments and contingencies
Minority interest in subsidiary                                                                357,299                      481,877
                                                                                          ------------                 ------------

Stockholders' equity:
 Preferred Stock:
   Class A Cumulative, $.01 par value, liquidation preference of $4.00 per share; 2,000,000 shares authorized; 80,597 and 109,961 shares issued and outstanding at March 31, 2000 and December 31, 1999,
    respectively                                                                                   805                        1,099
   Class C Cumulative, $.01 par value; liquidation preference of $3.50 per share; 2,500,000 shares authorized; 1,500,000 shares issued and
    outstanding at March 31, 2000 and December 31, 1999, respectively                           15,000                       15,000
   Class D Cumulative, $.01 par value; 15,000 shares authorized; 10,000
    shares issued and outstanding at March 31, 2000                                                100                            -
   Common Stock: $.001 par value, 40,000,000 shares authorized;
    17,812,066 and 16,137,250 shares issued and outstanding at March 31,
    2000 and December 31, 1999, respectively                                                    17,812                       16,137
   Additional paid in capital                                                               34,721,180                   21,762,418
   Accumulated deficit                                                                     (18,722,507)                 (14,932,347)
                                                                                          ------------                 ------------
                 Total stockholders' equity                                                 16,032,390                    6,862,307
                                                                                          ------------                 ------------
                 Total liabilities and stockholders' equity                               $ 33,833,569                 $ 26,416,717
                                                                                          ============                 ============


                See notes to condensed consolidated statements

                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            Three Months Ended
                                                                                       ----------------------------
                                                                                                 March 31
                                                                                       ----------------------------
                                                                                       2000                    1999
                                                                                       ----                    ----
                                                                                                (Unaudited)
Revenues
 Services                                                                           $16,806,469            $16,530,465
 Product                                                                              3,640,561              6,163,734
                                                                                    -----------            -----------
                                                                                     20,447,030             22,694,199
Cost of revenues
 Services                                                                            14,802,487             13,329,091
 Product                                                                              2,174,343              5,071,680
                                                                                    -----------            -----------
                                                                                     16,976,830             18,400,771
                                                                                    -----------            -----------

 Gross profit                                                                         3,470,200              4,293,428

Selling, general and administrative expenses                                          7,337,136              4,037,697
                                                                                    -----------            -----------

 Operating income (loss)                                                             (3,866,936)               255,731

Interest expense, net                                                                    47,800                132,810
                                                                                    -----------            -----------

Income(loss) before income taxes                                                     (3,914,736)               122,921

Provision for income taxes                                                                    -                      -
                                                                                    -----------            -----------

Income (loss) before minority interest                                               (3,914,736)               122,921

Minority interest                                                                      (124,578)                     -
                                                                                    -----------            -----------

 Net income (loss)                                                                   (3,790,158)               122,921

Preferred Stock dividend                                                               (153,031)              (135,286)
                                                                                    -----------            -----------

Loss applicable to common shareholders                                              $(3,943,189)           $   (12,365)
                                                                                    ===========            ===========

Basic and diluted loss per common share                                             $     (0.23)           $      0.00
                                                                                    ===========            ===========

Weighted average common shares outstanding:
 Basic and diluted                                                                   17,223,798             10,676,327
                                                                                    ===========            ===========

                See notes to condensed consolidated statements

                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Three Months Ended
                                                                                       ----------------------------
                                                                                                 March 31
                                                                                       ----------------------------
                                                                                       2000                    1999
                                                                                       ----                    ----
                                                                                                (Unaudited)
Net cash used by operating activities                                               $(1,642,538)           $ (318,234)
                                                                                    -----------            ----------

Investing activities:
                Purchases of property and equipment                                    (213,672)             (122,824)
                Capitalized software development                                       (240,060)                    -
                Net Cash paid in acquisitions                                            15,623              (207,900)
                Other, net                                                              170,807                     -
                                                                                    -----------            ----------
                                   Net cash used by investing activities               (267,302)             (330,724)
                                                                                    -----------            ----------
Financing activities:
                Proceeds from the exercise of stock options and warrants              2,167,026               799,269
                Proceeds from the issuance of Preferred Stock, net of issuance costs  9,485,211                     -
                Proceed from sale of warrants                                         1,312,000                     -
                Issuance of note payable                                                      -               800,000
                Line of credit advances, net                                         (1,689,245)              356,612
                Payments of notes payable                                              (425,000)             (300,000)
                Payment of Preferred Stock dividends                                     (3,993)             (304,504)
                Repayment of employee note receivable                                   165,239                     -
                Principal payments on capital lease obligations                         (32,079)                    -
                                                                                    -----------            ----------
                                   Net cash provided by financing activities         10,979,159             1,351,377
                                                                                    -----------            ----------

                Increase in cash and cash equivalents                                 9,069,319               702,419

Cash and cash equivalents at beginning of period                                      4,220,148               870,465
                                                                                    -----------            ----------

Cash and cash equivalents at end of period                                          $13,289,467            $1,572,884
                                                                                    ==========             ==========
Supplemental information:
    Cash paid during the period for:
                Interest                                                            $  120,608             $  113,406
                                                                                    ==========             ==========
                Income taxes                                                                 -                      -
                                                                                    ==========             ==========

                See notes to condensed consolidated statements

                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


              For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

The accompanying unaudited condensed consolidated financial statements of The Netplex Group, Inc. and Subsidiaries ("Netplex" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2000 and December 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of the results that may be expected for the full year.

Basis of Presentation

The accompanying financial statements include the accounts of The Netplex Group, Inc. and its wholly owned subsidiaries. All acquisitions by the Company are accounted for as purchases. Additionally, the operating results of all acquisitions have been included in the consolidated financial statements from their effective dates of acquisition. All material intercompany transactions were eliminated in consolidation.

Earnings (loss) per share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the relevant periods. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the relevant periods. For the three month ended March 31, 2000 and 1999, the assumed exercise of the Company's outstanding stock options and warrants, Convertible Preferred Stock and contingently issuable shares in connection with certain business combinations would be anti-dilutive. The number of shares used for the diluted calculation, including common stock equivalents, would be 22,051,688 and 16,980,984 at March 31, 2000 and 1999, respectively.

Sale of Equity Securities

In March 2000, the Company sold 10,000 shares of convertible preferred stock that resulted in net proceeds to the Company of $9.5 million and issued prepaid warrants that resulted in net proceeds to the Company of $1.3 million.

The conversion ratio of the preferred to common will be established based on the weighted average actual trades during the thirty trading days, which ends May 16, 2000, following the closing.

Segment Information

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable segments are strategic business units that offer different products and services to different industries through-out the United States.

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

In 1999, the Company restructured its segments by combining all operations not related to Contractor's Resources into a single profit and loss center, e-Infrastructure services, except for its operations related to the acquisition of AIG that now form the e-Information Services segment. The Company also changed its components of cost of services to include all labor related to direct labor employees and their attendant fringe benefits. Prior to 1999, non-billable direct labor related to idle time, training and other activities was included in operating expenses. These changes were made to permit a more direct reflection upon gross profits of the impact of increasing or decreasing labor productivity. All prior year's cost of services and operating expenses have been restated to reflect these changes.

The Company's accounting policies for these segments are the same as those described in the summary of Significant Accounting Policies, except that income tax expense is not allocated to each segment. In addition, the Company evaluates the performance of its segments and allocates resources based on gross margin, and earnings before interest, taxes, depreciation and amortization ("EBITDA"). Inter-segment revenues are immaterial.

The table below presents information about segments used by the chief operating decision-maker of Netplex as of and for the three months ended March 31, 2000 and 1999:

                                                              Segment
                               e-Info   e-Infra      CR        Total
                               ------   -------      --       -------
  2000:
  Revenues                    $2,254    $ 8,258   $ 9,935    $20,447
  Gross profit                   717      2,403       350      3,470
  EBITDA                        (376)       312    (1,217)    (1,281)
  Total assets                 8,193      7,172    10,526     25,891
  ===================================================================

  1999:
  Revenues                    $2,209    $11,496   $ 8,990    $22,695
  Gross profit                 1,172      2,817       305      4,294
  EBITDA                         589      1,006        46      1,641
  Total assets                 8,503     10,538     5,297     24,338
  ===================================================================

Reconciliation of Segment Profit or (Loss) to Income (Loss) from Operations:

                                                 2000      1999
                                                 ----      ----
  Segment EBITDA                               $(1,281)   $1,641
  Unallocated corporate expenses                (2,033)     (947)
  Depreciation and amortization                   (428)     (438)
  Interest expense, net                            (48)     (133)
  Tax expense                                        -         -
                                               -------    ------
  (Loss) income from operations                $(3,790)   $  123
                                               =======    ======

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth the revenue, gross profit, expenses, and income of each of the business areas for the three months ended March 31, 2000 and 1999:

Consolidated Operating Results by Segment (amounts in 000's)

                                                                                                                 2000       1999
                                                                                                                 ----       ----
         Operating revenues
                         e-Information Services                                                                $ 2,254    $ 2,209
                                                                                                               -------    -------
                         e-Infrastructure Services                                                               4,617      5,333
                         e-Infrastructure Product Resales                                                        3,641      6,163
                                                                                                               -------    -------
                         e-Infrastructure e-Infrastructure                                                       8,258     11,496
                                                                                                               -------    -------
                         e-Business Solutions                                                                   10,512     13,705
                         Contractor's Resources                                                                  9,935      8,990
                                                                                                               -------    -------
                                            Operating revenues                                                  20,447     22,695
                                                                                                               -------    -------
          Gross profit
                         e-Information Services                                                                    717      1,172
                                                                                                               -------    -------
                         e-Infrastructure Services                                                                 937      1,726
                         e-Infrastructure Product Resales                                                        1,466      1,091
                                                                                                               -------    -------
                         e-infrastructure                                                                        2,403      2,817
                                                                                                               -------    -------
                         e-Business Solutions                                                                    3,120      3,989
                         Contractor's Resources                                                                    350        305
                                                                                                               -------    -------
                                            Gross profit                                                         3,470      4,294
                                                                                                               -------    -------
         Gross profit percentage
                         e-Information Services                                                                   31.8%      53.1%
                                                                                                               -------    -------
                         e-Infrastructure Services                                                                20.3%      32.4%
                         e-Infrastructure Product Resales                                                         40.3%      17.7%
                                                                                                               -------    -------
                         e-infrastructure                                                                         29.1%      24.5%
                                                                                                               -------    -------
                         e-Business Solutions                                                                     29.7%      29.1%
                         Contractor's Resources                                                                    3.7%       3.5%
                                                                                                               -------    -------
                                            Gross profit percentage                                               17.0%      18.9%
                                                                                                               -------    -------
         Operating Expenses
                         e-Information Services                                                                  1,093        583
                         e-Infrastructure Services and Product Resales                                           2,091      1,811
                                                                                                               -------    -------
                         e-Business Solutions                                                                    3,184      2,394
                         Contractor's Resources                                                                  1,567        259
                                                                                                               -------    -------
                                            Operating expenses                                                   4,751      2,653
                                                                                                               -------    -------
         Operating income
                         e-Information Services                                                                   (376)       589
                         e-Infrastructure Services and Product Resales                                             312      1,006
                                                                                                               -------    -------
                         e-Business Solutions                                                                      (64)     1,595
                         Contractor's Resources                                                                 (1,217)        46
                                                                                                               -------    -------
                                            Operating income                                                    (1,281)     1,641
         Corporate Expenses                                                                                      2,033        947
                                                                                                               -------    -------
         EBITDA                                                                                                 (3,314)       694
         Interest, taxes, depreciation,
                         amortization and minority interest                                                        476        571
                                                                                                               -------    -------
         Net operating income (loss)                                                                           $(3,790)   $   123
                                                                                                               =======    =======

Results of Operations:

Three months ended March 31, 2000 compared to the three months ended March 31, 1999:

Revenue for the three months ended March 31, 2000 declined $2.2 million or 10% to $20.4 million, compared to $22.7 million for the same period in 1999. This decline includes a $3.2 million or 23% decrease in e-Business Solutions revenue made up primarily of a $2.5 million or 41% decrease in e-Infrastructure Product Resales and a related decrease in e-Infrastructure Services of $0.7 million or 13%. This decrease is reflective of abnormally high product resales in 1999 coupled with the effect of the Company's planned move of product resales to third parties to decrease the cost of financing the sales and to focus efforts more on services offerings. This decline was offset by a $0.9 million or 11% increase in Contractor's Resources revenue.

Gross profit for the three months ended March 31, 2000 declined $0.8 million or 19% to $3.4 million as compared to $4.3 million for the same period of 1999. This decline includes decreases in e-Information Services and e-Infrastructure gross profits of $455,000 or 39% and $413,000 or 15%, respectively. The decrease in e-Infrastructure was comprised of a $789,000 or 46% decrease in e-Infrastructure Services gross profit offset by a $375,000 or 34% increase in gross profits of e-Infrastructure Product Resales. The e-Business Solutions decline was offset by a Contractor's Resources gross profit increase of $45,000 or 15%.

Gross profit margins decreased to 17% for the three months ended March 31, 2000 from 19% in the same period of 1999. E-Information Services gross profit margins decreased from 53% in 1999 to 32% in 2000. E-Infrastructure gross profit margins increased from 25% in 1999 to 30% in 2000. This consisted of an increase in e-Infrastructure Product Resales gross profit margins from 18% in 1999 to 40% in 2000 offset by a decrease in e-Infrastructure Services gross profit margins from 32% in 1999 to 20% in 2000. Contractor's Resources gross profit margins increased slightly from 3.5% in 1999 to 3.7% in 2000.

Segment operating expenses for the three months ended March 31, 2000 increased $2.1 million or 79% to $4.8 million from $2.7 million for the same period of 1999. This increase includes increases in e-Information Services, e-Infrastructure and Contractor's Resources of $0.5 million or 88%, $0.3 million or 15%, and $1.3 million or 505%, respectively.

Segment loss for the three months ended March 31, 2000 was $1.3 million as compared to segment income of $1.6 million for the same period of 1999, a decline of $2.9 million. This decline includes decreases in segment profits from e-Information, e-Infrastructure and Contractor's Resources of $1.0 million or 164%, $0.7 million or 69%, and $1.3 million or 2,745%, respectively.

Corporate expense for the three months ended March 31, 2000 increased $1.1 million or 115% to $2.0 million from $0.9 million in the same period of 1999. This increase reflects an additional investment in corporate development capability to support the growth of operations and the integration of acquisitions.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended March 31, 2000 was a loss of $3.3 million as compared to earnings of $694,000 for the same period of 1999, a decline in EBITDA of $4.0 million or 578%. The components of this decline are discussed above.

Depreciation, amortization and interest expense for the three months ended March 31, 2000 decreased $96,000 to $475,000 from $571,000 for the same period of 1999. This decrease is principally due to decreased amortization resulting from the write-off of goodwill and intangibles of the PSS Group, Inc. in 1999.

No provision for income taxes was required for the three months ended March 31, 2000 due to the generation of net losses. No provision for income taxes was required for the three months ended March 31, 1999 due to utilization of net operating loss carryforwards generated in previous years.

Net loss for the three months ended March 31, 2000 was $3.8 million compared to net income of $123,000 in the same period of 1999 a decrease of $3.9 million. The components of this decrease are discussed above.

Liquidity and Capital Resources:

At March 31, 2000, the Company had cash and cash equivalents of $13.3 million. The Company had $3.4 million outstanding on its line of credit facilities.

The following increased the Company's liquidity and capital resources:

For the three months ended March 31, 2000 the Company's cash increased by $9 million. This increase is comprised of cash used in operating activities of $1.6 million, cash used in investing activities of $0.2 million and cash provided by financing activities of $11.0 million.

In March 2000, the Company issued prepaid warrants that resulted in net proceeds to the Company of $1.3 million and issued convertible preferred stock that resulted in net proceeds to the Company of $9.5 million.

The Company has a line of credit agreement with a bank that expires on May 31, 2000. Under the agreement, the Company may borrow 80% of eligible accounts receivable (as defined in the agreement) up to $6,000,000. Amounts borrowed bear interest at the bank's prime rate plus 3/4%. Outstanding advances were $3,437,000 at March 31, 2000. The loan is secured by substantially all of the Company's tangible and intangible assets. The Company is required to meet certain financial and other covenants. As of December 31, 1999, the Company was not in compliance with the covenant that requires it to maintain tangible net assets of $900,000. The bank was notified of the violation but did not issue a notice of default. The noncompliance with the covenant was cured by the influx of cash in January and February 2000 from the exercise of options and warrants and the Company's tangible net asset position was further strengthened by the sale of equity securities in March 2000.

Capital expenditures for the three months ended March 31, 1999 were $453,732.

Dividends of $3,993 were paid on the Company's Class A and Class C Cumulative Preferred Stock during the three months ended March 31, 2000.

At March 31, 2000, accrued dividends on the Company's Class A and Class C Cumulative Preferred Stock was $57,500.

During the three months ended March 31, 2000, 29,364 shares of Class A Cumulative Preferred Stock were converted into an equal number of shares of Common Stock. The Class C shares are not eligible for conversion to Common Stock until September 2003. The conversions of the Class A Cumulative Preferred Stock during the three months ended March 31, 2000 will reduce the Company's obligation for dividend payments by $1,835 per quarter ($7,341 annually).

Stock options and warrants to purchase 1,645,452 shares of the Company's Common Stock were exercised during the three months ended March 31, 2000, generating cash of $2,167,000 for the Company.

Acquisitions and future plans.

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

Part II Other Information

Item 6  Exhibits and Reports on Form 8-K

(a)  Exhibits
     10 Revolving Credit Line Agreement
     27 Financial Data Schedule

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                  Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         THE NETPLEX GROUP, INC.
                                                              (Registrant)


DATE: May 15, 2000             /s/ Gene Zaino
      ------------             -----------------------------
                               Gene Zaino
                               Chairman of the Board
                               (Principal Executive Officer)

DATE: May 15, 2000             /s/ Walton E. Bell, III
      ------------             -----------------------------
                               Walton E. Bell, III
                               Vice President and Chief
                               Financial Officer (Principal
                               Financial Officer)

DATE: May 15, 2000             /s/ Peter Russo
      ------------             -----------------------------
                               Peter Russo
                               Executive Vice President and Chief
                               Accounting Officer (Principal
                               Accounting Officer)