Form 10-Q/A
period 2000-03-31
NETPLEX GROUP INC
filed 2000-05-16
CIK 888028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                 FORM  10-Q/A

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


DATE: May 16, 2000             /s/ Gene Zaino
      ------------             -----------------------------
                               Gene Zaino
                               Chairman of the Board
                               (Principal Executive Officer)

DATE: May 16, 2000             /s/ Walton E. Bell, III
      ------------             -----------------------------
                               Walton E. Bell, III
                               Vice President and Chief
                               Financial Officer (Principal
                               Financial Officer)

DATE: May 16, 2000             /s/ Peter Russo
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