Form 10-Q
period 2000-06-30
NETPLEX GROUP INC
filed 2000-08-14
CIK 888028

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                       ----------------------------------
                                  F O R M 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                       ----------------------------------

For the quarterly period ended June 30, 2000  Commission file number 001-11784

                            THE NETPLEX GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                     11-2824578
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

        1800 Robert Fulton Drive, Suite 250, Reston, Virginia 20191-4346
        ----------------------------------------------------------------
              (Addressof principal executive offices and zip code)


                                 (703) 716-4777
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

       -------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No [ ]

As of August 11, 2000, 18,238,700 shares of the issuer's Common Stock were outstanding.

                             THE NETPLEX GROUP, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

Part I.          Financial information

Item 1.          Financial statements and supplementary data

             a)  Condensed Consolidated Balance Sheets as of
                 June 30, 2000 and December 31, 1999 ......................................     3

             b)  Condensed Consolidated Statements of Operations for
                 the Three and Six Months ended June 30, 2000 and 1999 ....................     4

             c)  Condensed Consolidated Statements of Cash Flows for
                 the Six Months ended June 30, 2000 and 1999 ..............................     5

             d)  Notes to Condensed Consolidated Financial Statements .....................     6

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ....................................................     8

Item 3.          Quantitative and Qualitative Disclosures About Market Risk ...............    12

Part II          Other Information ........................................................    12

Item 2.          Changes in Securities and Use of Proceeds ................................    12

Item 4.          Submission of Matters to a Vote of Security Holders ......................    13

Item 6.          Exhibits and Reports on Form 8-K ..........................................   13

                 Signatures ................................................................   14

Part I Financial Information


                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                          June 30,      December 31,
                                       Assets                               2000            1999
                                                                           --------     ------------
Current assets:
  Cash and cash equivalents                                             $  7,421,644    $  4,220,148
  Accounts receivable, net of allowance for doubtful
               accounts of $358,000 and $342,000, respectively             9,877,628      12,513,823
  Prepaid expenses and other current assets                                  688,806         923,762
                                                                        ------------    ------------
               Total current assets                                       17,988,078      17,657,733

  Property and equipment, net                                              1,643,415       1,891,084
  Other assets                                                               672,883         775,290
  Goodwill and other intangible assets, net                                6,142,227       6,092,610
                                                                        ------------    ------------
               Total assets                                             $ 26,446,603    $ 26,416,717
                                                                        ============    ============


                     Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                      $  2,852,677    $  3,294,403
  Line of credit                                                           1,379,000       5,126,245
  Accrued expenses and other current liabilities                           8,767,553       9,305,229
  Capital lease obligation, current portion                                   46,563         107,890
  Deferred revenues                                                          212,682         193,262
                                                                        ------------    ------------
               Total current liabilities                                  13,258,475      18,027,029
  Insurance premium due                                                      425,000         850,000
  Capital lease obligations, net of current portion                          195,504         195,504
                                                                        ------------    ------------
               Total liabilities                                          13,878,979      19,072,533

Commitments and contingencies
Minority interest in subsidiary                                              230,339         481,877

Temporary Equity:
  Redeemable Preferred Stock Class D Cumulative, $.01 par value;
   15,000 shares authorized; 10,000 shares issued and outstanding at
     June 30, 2000                                                         9,500,000             -
  Prepaid warrants                                                         1,300,000             -
                                                                        ------------    ------------
  Total temporary equity                                                  10,800,000             -

Stockholders' equity:
 Preferred Stock:
  Class A Cumulative, $.01 par value, liquidation preference of $4.00 per share; 2,000,000 shares authorized; 80,597 and 109,961 shares issued and outstanding at June 30, 2000 and December 31, 1999,
    respectively                                                                 805           1,099
  Class C Cumulative, $.01 par value; liquidation preference of $3.50 per share; 2,500,000 shares authorized; 1,500,000 shares issued and
    outstanding at June 30, 2000 and December 31, 1999, respectively          15,000          15,000
  Common Stock: $.001 par value, 40,000,000 shares authorized;
    18,238,284 and 16,137,250 shares issued and outstanding at June 30,
    2000 and December 31, 1999, respectively                                  18,238          16,137
  Additional paid in capital                                              24,069,949      21,762,418
  Accumulated deficit                                                    (22,566,707)    (14,932,347)
                                                                        ------------    ------------
               Total stockholders' equity                                  1,537,285       6,862,307
                                                                        ------------    ------------
               Total liabilities and stockholders' equity               $ 26,446,603    $ 26,416,717
                                                                        ============    ============



                See notes to condensed consolidated statements

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,

                                                    2000             1999            2000           1999
                                                ------------    ------------    ------------    ------------
                                                         ---------------- (Unaudited)----------------
 Revenue
       Services                                 $ 18,008,798    $ 18,294,570    $ 34,815,267    $ 34,825,035
       Product                                     2,990,476       3,463,514       6,631,037       9,627,248
                                                ------------    ------------    ------------    ------------
                                                  20,999,274      21,758,084      41,446,304      44,453,283
                                                ------------    ------------    ------------    ------------

 Cost of revenues
       Services                                   15,089,142      14,638,713      29,890,629      31,602,804
       Product                                     2,364,339       2,300,327       4,538,682       7,372,007
                                                ------------    ------------    ------------    ------------
                                                  17,453,481      16,939,040      34,429,311      35,339,811
                                                ------------    ------------    ------------    ------------


       Gross profit                                3,545,793       4,819,044       7,016,993       9,113,472

 Selling, general and administrative expenses      7,431,392       4,623,898      14,865,521       8,663,595
                                                ------------    ------------    ------------    ------------


        Operating income (loss)                   (3,885,599)        195,146      (7,848,528)        449,877

 Interest expense, net                               (85,562)        (66,790)        (37,368)       (199,600)
                                                ------------    ------------    ------------    ------------


 Net income (loss) before income taxes            (3,971,161)        128,356      (7,885,896)        250,277

 Provision for (benefit from) income taxes               -               -               -               -
                                                ------------    ------------    ------------    ------------

 Income (loss) before minority interest           (3,971,161)        128,356      (7,885,896)        250,277

 Minority interest                                   126,961             -           251,538             -
                                                ------------    ------------    ------------    ------------

        Net income (loss)                         (3,844,200)        128,356      (7,634,358)        250,277

 Preferred Stock dividend                           (392,618)       (116,049)       (488,725)       (236,355)
                                                ------------    ------------    ------------    ------------

 Income (loss) applicable to common
   shareholders                                 $ (4,236,818)   $     12,307    $ (8,123,083)   $     13,922
                                                ============    ============    ============    ============

 Basic and diluted loss per common share        $      (0.23)   $       0.00    $      (0.46)   $       0.00
                                                ============    ============    ============    ============

 Weighted average common shares outstanding:
        Basic and diluted                         18,082,453      11,706,600      17,653,125      11,195,457
                                                ============    ============    ============    ============


                See notes to condensed consolidated statements

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Six Months Ended
                                                                           -------------------------
                                                                           June 30,         June 30,
                                                                             2000             1999
                                                                           --------         --------
                                                                                   (Unaudited)
 Net cash provided (used) in operating activities                       $ (4,700,124)      $   592,914
                                                                        -------------       -----------


 Investing activities:
    Net cash (paid) acquired in acquisitions and earnouts                   (425,000)       (1,650,450)
    Purchases of property and equipment                                     (974,146)         (340,747)
                                                                        ------------       -----------
       Net cash used in investing activities                              (1,399,146)       (1,991,197)
                                                                        ------------       -----------

 Financing activities:
       Net proceeds from stock offerings                                  13,410,589              -
       Net borrowings on line of credit                                   (3,747,245)          342,000
       Proceeds from borrowings of subordinated debt                            -              800,000
       Proceeds from the exercise of stock options and warrants                 -            1,103,660
       Payment of dividends on preferred stock                              (301,251)         (371,313)
       Principal payments on capital lease obligation                        (61,327)          (56,390)
       Payment of other notes payable                                           -             (300,000)
       Employee receivables                                                     -              (82,313)
                                                                        ------------       -----------
          Net cash provided by financing activities                        9,300,766         1,433,644
                                                                        ------------       -----------

 Increase in cash and cash equivalents                                     3,201,496            37,361

 Cash and equivalents at beginning of period                               4,220,148           870,465
                                                                        ------------       -----------

 Cash and equivalents at end of period                                  $  7,421,644       $   907,826
                                                                        ============       ===========

 Supplemental information:
    Cash paid during the period for:
       Interest                                                         $    176,228       $   292,081
                                                                        ============       ===========

       Income taxes                                                     $       -          $      -
                                                                        ============       ===========



                See notes to condensed consolidated statements

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

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

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2000 and December 31, 1999 and the results of its operations and its cash flows for the three and six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of the results that may be expected for the full year.

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

Earnings (loss) per share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the relevant periods. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the relevant periods. For the three and six months ended June 30, 2000 and 1999, the assumed exercise of the Company's outstanding stock options and warrants, Convertible Preferred Stock and contingently issuable shares in connection with certain business combinations would be anti-dilutive.

Sale of Equity Securities

In March 2000, the Company sold 10,000 shares of convertible Series D Preferred Stock that resulted in net proceeds to the Company of $9.5 million and issued prepaid warrants that resulted in net proceeds to the Company of $1.3 million. The conversion ratio of the preferred to common was established based on 120% of the weighted average stock price during the thirty trading day period between April 3, 2000 and May 16, 2000, which was $5.87 per share. The Series D Preferred Stock securities purchase agreement's call option provision, relating to the time the Company must obtain additional financing, was amended effective July 31, 2000. The amendment extends the call option trigger date to October 31, 2000 (previously August 1, 2000) and requires the following by such date: (1) the Company's subsidiaries must complete the sale of common stock or convertible securities which results in net proceeds of at least $7 million, and (2) the Company and/or its subsidiaries must complete the sale of common stock or convertible securities which results in net proceeds of at least $5 million. The call option provides the holder an option to purchase an aggregate 5,000 shares of Series D Preferred Stock and related warrants at an aggregate purchase price of $5 million if the Company does not complete the sale of equity securities described above. The conversion price of the preferred stock and the exercise price of the related warrants are based upon 120% of the weighted average price of the Company's Common Stock for 15 consecutive trading days beginning the first day after the holders are entitled to exercise the call option. Further information can be obtained by reading the Company's amended Registration Statement on Form S-3 filed on Form S-1 as filed with the SEC on August 8, 2000.

Segment Information

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

The Company's reportable segments are as follows:

  --e-Information Systems (e-Info)--provides professional services that constitute the strategic and creative aspects of Netplex's e-solutions, as well as complete Internet-based application development and Retail Industry-focused consulting and integration services.

  --e-Infrastructure Services (e-Infra)--provides information security, performance management, contingency planning, and network management services that ensure the long-term viability of Netplex's e-solutions, as well as other aspects of our customers' businesses.

  --Contractor's Resources (CR)-- provides business infrastructure and advisory services for its membership of independent contractors, which allow members to maximize the freedom and wealth potential of the independent lifestyle while enjoying the benefits associated with full-time employment.

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

The table below presents information about segments used by the chief operating decision-maker of Netplex as of and for the three months ended June 30, 2000 and 1999:

                                                                                      Segment
                                 e-Info           e-Infra             CR               Total
                            --------------   --------------    --------------    --------------

2000 - Three months:
Revenues                   $         3,067  $         7,208   $        10,725            21,000
Gross profit                         1,558            1,563               425             3,546
EBITDA                                 437             (269)           (1,421)           (1,253)
===============================================================================================
1999 - Three months:
Revenues                   $         2,858  $         9,048   $         9,852   $        21,758
Gross profit                         1,435            3,033               351             4,819
EBITDA                                 617            1,036                70             1,723
===============================================================================================
2000 - Six months:
Revenues                   $         5,322  $        15,466   $        20,660   $        41,448
Gross profit                         2,275            3,968               775             7,018
EBITDA                                  61               43            (2,638)           (2,534)
===============================================================================================
1999 - Six months:
Revenues                   $         5,067  $        20,544   $        18,842   $        44,453
Gross profit                         2,607            5,850               656             9,113
EBITDA                               1,206            2,042               116             3,364
===============================================================================================


===============================================================================================
Total assets:
June 30, 2000:             $         7,360  $         6,127   $         7,140   $        20,627
Unallocated                                                                               5,820
Total                                                                                    26,447
===============================================================================================
June 30, 1999:             $         7,377  $         9,005   $         6,962   $        23,344
-----------------------------------------------------------------------------------------------
Unallocated                                                                                 278
Total                                                                                    23,622
===============================================================================================

Reconciliation of Segment Profit or (Loss) to Income (Loss) from Operations:

                                                      Three Months Ended                     Six Months Ended
                                             ----------------------------------    ----------------------------------
                                                  June 30,           June 30,           June 30,           June 30,
                                             ---------------    ---------------    ---------------    ---------------
                                                    2000               1999               2000               1999
                                             ---------------    ---------------    ---------------    ---------------
Segment EBITDA                              $         (1,253)  $          1,723   $         (2,534)  $          3,364
Unallocated corporate expenses                        (2,151)            (1,039)            (4,184)            (1,987)
Depreciation & amortization                             (526)              (489)              (954)              (927)
Interest expense, net                                     86                (67)                38               (200)
Tax expense                                                -                  -                  -                  -
Income (loss) from continuing operations    $         (3,844)  $            128   $         (7,634)  $            250
                                             ===============    =====================================================

New pronouncements


In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 provides guidance on how to account for stock-based compensation, including stock option grants. FIN 44 is effective July 1, 2000. The Company intends to adopt FIN 44 during the fiscal quarter ended September 30, 2000. The Company does not expect that the adoption of the Interpretation will have a significant effect on the Company's results of operations or its financial position.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Information

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report constitute "forward-looking statements" including statements concerning the Company's expectation that the cash generated from operating activities, combined with borrowings on its line of credit facilities, will be adequate to satisfy its working capital and capital expenditure requirements for at least the next 12 months. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's recent operating losses, uncertainty concerning its ability to obtain funding to expand and improve its business, the variance in the timing of the Company's revenues and the introduction and market acceptance of its products, the Company's dependence on the continued services of its Chairman and Chief Executive Officer and its President as well as its ability to attract and retain quality technical and management personnel, the competitive and rapidly changing nature of the Company's business, the Company's ability to remain competitive and respond to changes in the industry as well as manage its growth, the significant volatility of the Company's stock price, uncertainty regarding the Company's liability for violations committed by the consultants it employs, the Company's ability to satisfy guarantees made to its customers, uncertainty regarding the dilutive impact of conversion and exercise of the Company's outstanding preferred stock and warrants on its shareholders and the impact on its stock price, the risks set forth in the Company's amended Registration Statement on Form S-3 filed on Form S-1 as filed with the Securities and Exchange Commission on August 8, 2000 and risk factors listed from time to time in subsequent filings.

Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular forward-looking statement should not be regarded as a representation by the

Company or any other person that these estimates will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. If the Company were to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

The following table sets forth the revenue, gross profit, expenses, and income of each of the business areas for the three and six months ended June 30, 2000 and 1999:
Consolidated Operating Results by Segment (amounts in 000's)

                                                                     Three months ended June 30,     Six months ended June 30,
                                                                   ----------------------------    --------------------------
                                                                       2000            1999           2000           1999
                                                                   ------------     -----------    -----------     ----------
Operating revenues
      e-Information Services                                      $       3,067   $       2,858   $      5,322   $      5,067
                                                                   ------------     -----------    -----------     ----------
      e-Infrastructure Services                                           4,217           5,584          8,835         10,917
      e-Infrastructure Product Resales                                    2,991           3,464          6,631          9,627
                                                                   ------------     -----------    -----------     ----------
      e-Infrastructure                                                    7,208           9,048         15,466         20,544
                                                                   ------------     -----------    -----------     ----------
        e-Business Solutions                                             10,275          11,906         20,788         25,611
      Contractor's Resources                                             10,725           9,852         20,660         18,842
                                                                   ------------     -----------    -----------     ----------
        Operating revenues                                               21,000          21,758         41,448         44,453
                                                                   ------------     -----------    -----------     ----------
 Gross profit
      e-Information Services                                              1,558           1,435          2,275          2,607
                                                                   ------------     -----------    -----------     ----------
      e-Infrastructure Services                                             936           1,869          1,876          3,595
      e-Infrastructure Product Resales                                      627           1,164          2,092          2,255
                                                                   ------------     -----------    -----------     ----------
        e-infrastructure                                                  1,563           3,033          3,968          5,850
                                                                   ------------     -----------    -----------     ----------
          e-Business Solutions                                            3,121           4,468          6,243          8,457
      Contractor's Resources                                                425             351            775            656
                                                                   ------------     -----------    -----------     ----------
        Gross profit                                                      3,546           4,819          7,018          9,113
                                                                   ------------     -----------    -----------     ----------
 Gross profit percentage
      e-Information Services                                               50.7%           50.2%          42.7%          23.9%
                                                                   ------------     -----------    -----------     ----------
      e-Infrastructure Services                                            22.1%           33.5%          21.2%          32.9%
      e-Infrastructure Product Resales                                     20.9%           33.6%          31.5%          23.4%
                                                                   ------------     -----------    -----------     ----------
        e-infrastructure                                                   21.6%           33.5%          25.6%          28.4%
                                                                   ------------     -----------    -----------     ----------
          e-Business Solutions                                             30.3%           37.5%          30.0%          33.0%
      Contractor's Resources                                                3.9%            3.6%           3.7%           3.5%
                                                                   ------------     -----------    -----------     ----------
        Gross profit percentage                                            16.8%           22.1%          20.5%          20.5%
                                                                   ------------     -----------    -----------     ----------
 Operating Expenses
      e-Information Services                                              1,121             818          2,214          1,401
      e-Infrastructure Services and Product Resales                       1,832           1,997          3,925          3,808
                                                                   ------------     -----------    -----------     ----------
          e-Business Solutions                                            2,953           2,815          6,139          5,209
      Contractor's Resources                                              1,846             281          3,413            540
                                                                   ------------     -----------    -----------     ----------
          Operating expenses                                              4,799           3,096          9,552          5,749
                                                                   ------------     -----------    -----------     ----------
 Operating income (loss)
      e-Information Services                                                437             617             61          1,206
      e-Infrastructure Services and Product Resales                        (269)          1,036             43          2,042
                                                                   ------------     -----------    -----------     ----------
          e-Business Solutions                                              168           1,653            104          3,249
      Contractor's Resources                                             (1,421)             70         (2,638)           116
                                                                   ------------     -----------    -----------     ----------
          Operating income (loss)                                        (1,253)          1,723         (2,534)         3,364
 Corporate Expenses                                                       2,151           1,039          4,184          1,987
                                                                   ------------     -----------    -----------     ----------
 EBITDA                                                                  (3,404)            684         (6,718)         1,377
 Interest, taxes, depreciation,
        amortization and minority interest                                  440             556            916          1,127
                                                                   ------------     -----------    -----------     ----------
 Net operating income( loss)                                      $     (3,844)   $         128   $     (7,634)  $        250
                                                                   ============     ===========    ===========     ==========

Results of Operations:

Three months ended June 30, 2000 compared to the three months ended June 30, 1999:

Revenue for the three months ended June 30, 2000 declined $758 thousand or 3.5% to $21 million, compared to $21.8 million for the same period in 1999. This decline includes a $1.6 million or 13.7% decrease in e-Business Solutions revenue made up primarily of a $1.4 million or 24.5% decrease in e-Infrastructure Services and a related decrease in e-Infrastructure Product Resales of $473 thousand or 13.7% offset by a $209 thousand or 7.3% increase in e-Information Services revenue. The decrease in e-Infrastructure Services is due to a transition of staffing services to Contractor's Resources and a decreasing emphasis on systems integration . This decrease also is reflective of abnormally high product resales in 1999 coupled with the effect of the Company's planned move of product resales to third parties to decrease the cost of financing the sales and to focus efforts more on services offerings. This overall decline in revenue was offset by a $873 thousand or 8.9% increase in Contractor's Resources revenue.

Gross profit for the three months ended June 30, 2000 declined $1.3 million or 26.4% to $3.5 million as compared to $4.8 million for the same period of 1999. This decline includes increases in e-Information Services and Contractor's resources of $123 thousand or 8.6% and $74 thousand or 21.1%, respectively, offset by decreases in. e-Infrastructure Services and e-Infrastructure Product Resales gross profits of $933 thousand or 49.9% and $537 thousand or 46.1%, respectively.

Gross profit margins decreased to 16.8% for the three months ended June 30, 2000 from 22.1% in the same period of 1999. E-Information Services gross profit margins increased from 50.2% in 1999 to 50.7% in 2000. e-Infrastructure gross profit margins decreased from 33.5% in 1999 to 21.6% in 2000. This consisted of decreases in e-Infrastructure Services gross profit margins from 33.5% in 1999 to 22.1% in 2000 and e-Infrastructure Product Resales gross profit margins from 33.6% in 1999 to 20.9% in 2000. Contractor's Resources gross profit margins increased slightly from 3.6% in 1999 to 3.9% in 2000.

Segment operating expenses for the three months ended June 30, 2000 increased $1.7 million or 55% to $4.8 million from $3.1 million for the same period of 1999. This increase includes increases in e-Information Services and Contractor's Resources of $303 thousand or 37% and $1.6 million or 556.9%, respectively offset by a $165 thousand or 8.3% decrease in e-Infrastructure.

Segment loss for the three months ended June 30, 2000 was $1.3 million as compared to segment income of $1.7 million for the same period of 1999, a decline of $3 million. This decline includes decreases in segment profits from e-Information, e-Infrastructure and Contractor's Resources of $180 thousand or 29.2%, $1.3 million or 126%, and $1.5 million or 2,130%, respectively.

Corporate expense for the three months ended June 30, 2000 increased $1.2 million or 112% to $2.2 million from $1 million in the same period of 1999. This increase reflects an additional investment in corporate development capability to support the growth of operations and the integration of acquisitions.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended June 30, 2000 was a loss of $3.4 million as compared to earnings of $684 thousand for the same period of 1999, a decline in EBITDA of $4.1 million or 597%. The components of this decline are discussed above.

Depreciation, amortization, interest expense and minority interest for the three months ended June 30, 2000 decreased $116 thousand to $440 thousand from $556 thousand for the same period of 1999. This decrease is principally due to decreased amortization resulting from the write-off of goodwill and intangibles of the PSS Group, Inc. in 1999.

No provision for income taxes was required for the three months ended June 30, 2000 due to the generation of net losses. No provision for income taxes was required for the three months ended June 30, 1999 due to utilization of net operating loss carryforwards generated in previous years.

Net loss for the three months ended June 30, 2000 was $3.8 million compared to net income of $128 thousand in the same period of 1999, a decrease of $4 million. The components of this decrease are discussed above.

Six months ended June 30, 2000 compared to the six months ended June 30, 1999:

Revenue for the six months ended June 30, 2000 declined $3 million or 6.8% to $41.4 million, compared to $44.5 million for the same period in 1999. This decline includes a $4.8 million or 18.8% decrease in e-Business Solutions revenue made up primarily of a $2.1 million or 19.1% decrease in e-Infrastructure Services and a related decrease in e-Infrastructure Product Resales of $3 million or 31.1% offset by a $255 thousand or 5% increase in e-Information Services revenue. The decrease in e-Infrastructure Services is due to a transition of staffing services to Contractor's Resources and a decreasing emphasis on systems integration . This decrease also is reflective of abnormally high product resales in 1999 coupled with the effect of the Company's planned move of product resales to third parties to decrease the cost of financing the sales and to focus efforts more on services offerings. This overall decline in revenue was offset by a $1.8 million or 9.6% increase in Contractor's Resources revenue.

Gross profit for the six months ended June 30, 2000 declined $2.1 million or 23% to $7 million as compared to $9.1 million for the same period of 1999. This decline includes an increase in Contractor's resources of $119 thousand or 18.1% offset by decreases in. e-Information Services, e-Infrastructure Services and e-Infrastructure Product Resales gross profits of $332 thousand or 12.7%, $1.7 million or 47.8% and $163 thousand or 7.2%, respectively.

Gross profit margins remained constant at 20.5% for the six months ended June 30, 2000 compared to 1999. e-Information Services gross profit margins increased from 23.9% in 1999 to 42.7% in 2000. e-Infrastructure gross profit margins decreased from 28.4% in 1999 to 25.6% in 2000. This consisted of a decrease in e-Infrastructure Services gross profit margins from 32.9% in 1999 to 21.2% in 2000 offset by an increase in e-Infrastructure Product Resales gross profit margins from 23.4% in 1999 to 31.5% in 2000. Contractor's Resources gross profit margins increased slightly from 3.5% in 1999 to 3.7% in 2000.

Segment operating expenses for the six months ended June 30, 2000 increased $3.8 million or 66.2% to $9.6 million from $5.7 million for the same period of 1999. This increase includes increases in e-Information Services, e-Infrastructure Services and Product Resales, and Contractor's Resources of $813 thousand or 58%, $117 thousand or 3.1% and $2.9 million or 532%, respectively.

Segment loss for the six months ended June 30, 2000 was $2.5 million as compared to segment income of $3.4 million for the same period of 1999, a decline of $5.9 million. This decline includes decreases in segment profits from e-Information, e-Infrastructure and Contractor's Resources of $1.1 million or 94.9%, $2 million or 97.9%, and $2.8 million or 2,374%, respectively.

Corporate expense for the six months ended June 30, 2000 increased $2.2 million or 110.6% to $4.2 million from $2 million in the same period of 1999. This increase reflects an additional investment in corporate development capability to support the growth of operations and the integration of acquisitions.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the six months ended June 30, 2000 was a loss of $6.7 million as compared to earnings of $1.4 million for the same period of 1999, a decline in EBITDA of $8.1 million or 587%. The components of this decline are discussed above.

Depreciation, amortization, interest expense and minority interest for the six months ended June 30, 2000 decreased $212 thousand to $916 thousand from $1.1million for the same period of 1999. This decrease is principally due to decreased amortization resulting from the write-off of goodwill and intangibles of the PSS Group, Inc. in 1999.

No provision for income taxes was required for the six months ended June 30, 2000 due to the generation of net losses. No provision for income taxes was required for the six months ended June 30, 1999 due to utilization of net operating loss carryforwards generated in previous years.

Net loss for the six months ended June 30, 2000 was $7.6 million compared to net income of $250 thousand in the same period of 1999, a decrease of $7.9 million. The components of this decrease are discussed above.


Liquidity and Capital Resources:

At June 30, 2000, the Company had cash and cash equivalents of $7.4 million. The Company had $1.4 million outstanding on its line of credit facilities.

The following increased the Company's liquidity and capital resources:

For the six months ended June 30, 2000 the Company's cash increased by $3.2 million. This increase is comprised of cash used in operating activities of $4.7 million, cash used in investing activities of $1.4 million and cash provided by financing activities of $9.3 million.

In March 2000, the Company issued prepaid warrants that resulted in net proceeds to the Company of $1.3 million and issued convertible preferred stock that resulted in net proceeds to the Company of $9.5 million.

Effective May 30, 2000, the Company amended its line of credit with First Union National Bank so that it can now borrow up to an amount equal to 80% of eligible accounts receivable, as described in the line of credit, but not more than $3.0 million. The line of credit with First Union National Bank expires on September 15, 2000. The terms of the line of credit require that the Company meet certain financial and other covenants. Before we amended our line of credit on May 30, 2000, our line of credit allowed us to borrow up to an amount equal to 80% of eligible accounts receivable, as described in the line of credit, but not more than $6.0 million. Amounts borrowed under the amended line of credit bear interest at the bank's prime rate plus 3/4%, and outstanding advances were $1.379 million at June 30, 2000. The loan is secured by substantially all of the Company's tangible and intangible assets.

On July 31, 2000, the Company received an additional line of credit, secured by the Company's assets, with Silicon Valley Bank. Under the Silicon Valley Bank line of credit the Company can borrow up to an amount equal to 85% of its eligible accounts receivable, as described in the line of credit, but not more than $6.0 million. This line of credit expires on July 31, 2002 and bears interest at the bank's prime rate plus 1.75%. The terms of the line of credit require that the Company meet certain financial and other covenants, including maintaining minimum tangible net worth of $4 million. The Company has also agreed to maintain an interest-bearing deposit account of $2 million with the bank.

Dividends of $301 thousand were paid on the Company's Class A and Class C Cumulative Preferred Stock during the six months ended June 30, 2000.

At June 30, 2000, there were no accrued dividends on the Company's Class A and Class C Cumulative Preferred Stock.

During the six months ended June 30, 2000, 29,364 shares of Class A Cumulative Preferred Stock were converted into an equal number of shares of Common Stock. The Class C shares are not eligible for conversion to Common Stock until September 2003. The conversions of the Class A Cumulative Preferred Stock during the six months ended June 30, 2000 will reduce the Company's obligation for dividend payments by $1,835 per quarter ($7,341 annually).

Stock options and warrants to purchase 2,071,670 shares of the Company's Common Stock were exercised during the six months ended June 30, 2000, generating cash of $2.6 million for the Company.

Acquisitions and future plans.

Based on the Company's current operating plan, the Company believes that the cash generated from operating activities, coupled with borrowings on its line of credit facility, will be sufficient to meet the anticipated needs for working capital and capital expenditure for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity needs, the Company may seek to obtain additional capacity on its line of credit, sell convertible debt securities or sell additional equity securities. However, no assurances can be given that any such addition financing sources will be available on acceptable terms or at all. The sale of convertible debt securities or additional equity securities could result in additional dilution to the Company's stockholders. Except as contemplated by the terms of the Series D Preferred Stock, the Company has no current plans, agreements, commitments, and is not engaged in any negotiations with respect to such transactions.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item. The Company's obligations under its line of credit are short-term in nature with an interest rate that approximates the market rate.

Part II Other Information

Item 2.  Changes in Securities and Use of Proceeds.

In May, 2000, in connection with a co-branded services arrangement we entered into with one of our subsidiaries and TMP Interactive, Inc., we issued warrants to TMP Interactive, Inc. for the right to purchase 3,000,000 shares of Netplex common stock, consisting of (i) a warrant for the right to purchase 2,000,000 shares of common stock at an exercise price of $9.00, subject to certain adjustments as stated therein, which expires May 2, 2003 and is not presently exercisable (except under certain conditions as set forth in the warrant) and
(ii) a warrant for the right to purchase 1,000,000 shares of common stock at an exercise price of $6.00, subject to certain adjustments as stated therein, which expires May 2, 2003 and is currently exercisable. Exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In May, 2000 in connection with a leasing arrangement, we issued a warrant to Roseland II L.L.C. for the right to purchase 15,000 shares of our common stock at an exercise price of $7.72 per share. The warrant expires on May 15, 2005. Exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

In July, 2000 in connection with a line of credit arrangement, we issued a warrant to Silicon Valley Bank for the right to purchase 75,000 shares of our common stock at an exercise price of $6.00 per share. The warrant expires on July 31, 2005. Exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

The following proposals and matters were voted upon by the Company's shareholders at the Annual Meeting of Shareholders held on June 30, 2000:

     The persons listed below were elected as directors of the Company to serve until the 2003 annual meeting of shareholders and until their successors have been duly elected and qualified or until such director's earlier death, resignation or removal. Directors are elected by a plurality of the votes cast, in person or by proxy, at the meeting.


                Name               Votes For      Votes Withheld
                ----               ---------      --------------

         J. Alan Lindauer         16,255,055             177,695
         Pamela Fredette          16,230,232             202,518


     The proposals listed below were approved in accordance with the following guidelines: the affirmative vote of at least a majority of the outstanding shares of Common Stock entitled to vote was required for approval of the first proposal; and the affirmative vote of a majority of the votes cast, in person or by proxy, was required for the ratification and approval of the second and third proposals.


                 Proposal                               In Favor            Against       Abstained/Not Voted
                 --------                               --------            -------       -------------------
To approve an amendment to the Certificate                  15,901,317         418,758               112,675
of Incorporation of the Company, as
previously amended, to increase the number
of authorized shares of Common Stock of
the Company, par value $.001 per share
from 40,000,000 shares to 100,000,000
shares.

To ratify the selection of Grant Thornton                   16,323,102          96,971                12,677
LLP as the Company's auditors for the year
ending December 31, 1999 and to approve
the selection of Grant Thornton LLP as the
Company's auditors for the year ending
December 31, 2000.

To approve the issuance of the shares of                     6,208,037         400,827             9,823,886
Common Stock issuable upon conversion of
the Series D Preferred Stock and exercise of
related warrants.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     27 Financial Data Schedule

(b)  Reports on Form 8-K
     On April 3, 2000 the Company filed an 8-K under Item 5 Other Events pertaining to a private placement. On May 22, 2000 the Company filed an 8-K under Item 5 Other Events pertaining to an agreement it entered into with TMP Interactive, Inc.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         THE NETPLEX GROUP, INC.
                                                                    (Registrant)



DATE:  August 14, 2000                    /s/ Gene Zaino
       ----------------------             ---------------------------
                                          Gene Zaino
                                          Chairman of the Board
                                          (Principal Executive Officer)


DATE:  August 14, 2000                    /s/ Walton E. Bell, III
       ----------------------             ---------------------------
                                          Walton E. Bell, III
                                          Vice President and Chief
                                          Financial Officer (Principal
                                          Financial Officer)


DATE:  August 14, 2000                    /s/ Peter Russo
       ----------------------             ----------------------------
                                          Peter Russo
                                          Executive Vice President and Chief
                                          Accounting Officer (Principal
                                          Accounting Officer)