Form 10-Q
period 2000-09-30
NETPLEX GROUP INC
filed 2000-11-14
CIK 888028

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                        -------------------------------
                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                        -------------------------------
For the quarterly period ended                  Commission file number 001-11784
     September 30, 2000


                            THE NETPLEX GROUP, INC.
                        -------------------------------
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

                                (703) 716-4777
                        -------------------------------
             (Registrant's telephone number, including area code)
       ----------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of November 6, 2000, 18,493,975 shares of the issuer's Common Stock were outstanding.

                            THE NETPLEX GROUP, INC.
              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

Part I.  Financial information

Item 1.  Financial statements and supplementary data

         a) Condensed Consolidated Balance Sheets as of
            September 30, 2000 and December 31, 1999                    3

         b) Condensed Consolidated Statements of Operations
            for the Three and Nine Months ended
            September 30, 2000 and 1999                                 4

         c) Condensed Consolidated Statements of Cash Flows
            for the Nine Months ended September 30,
            2000 and 1999                                               5

         d) Notes to Condensed Consolidated Financial Statements        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                   14

Part II. Other Information                                             14

Item 2.  Changes in Securities and Use of Proceeds                     14

Item 6.  Exhibits and Reports on Form 8-K                              14

Signatures                                                             15

Part I  Financial Information

                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)

                                                                (Unaudited)
                                                               September 30,    December 31,
                            Assets                                  2000            1999
                                                               -------------    -------------
Current assets:
  Cash and cash equivalents                                     $   7,731        $   4,239
  Accounts receivable, net of allowance for doubtful
     accounts of $358,345 and $342,000, respectively                6,733            6,765
  Prepaid expenses and other current assets                           659              826
                                                                ---------        ---------
     Total current assets                                          15,123           11,830

  Property and equipment, net                                       1,477            1,590
  Other assets                                                      1,340              204
  Goodwill and other intangible assets, net                         3,474            4,437
  Net assets of discontinued operations                             5,915            8,356
                                                                ---------        ---------
     Total assets                                               $  27,329        $  26,417
                                                                =========        =========

              Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                              $   2,685        $   3,295
  Line of credit                                                    4,386            5,126
  Accrued expenses and other current liabilities                   10,893            7,883
  Capital lease obligation, current portion                            13              108
  Deferred revenues                                                    58               33
                                                                ---------        ---------
     Total current liabilities                                     18,035           16,445
  Capital lease obligations, net of current portion                   168              168
  Net liabilities of discontinued operations                        1,674            2,460
                                                                ---------        ---------
     Total liabilities                                             19,877           19,073
                                                                ---------        ---------

Commitments and contingencies
Minority interest in subsidiary                                        60              482
                                                                ---------        ---------
Stockholders' equity:
 Preferred Stock:
  Class A Cumulative, $.01 par value, liquidation preference of
   $4.00 per share; 2,000,000 shares authorized; 80,597 and
   109,961 shares issued and outstanding at September 30, 2000
   and December 31, 1999, respectively                                  1                1
  Class C Cumulative, $.01 par value; liquidation preference of
   $3.50 per share; 2,500,000 shares authorized; 1,500,000
   shares issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively                                     15               15
  Class D Cumulative, $.01 par value; 15,000 shares authorized;
   10,000 and no shares issued and outstanding at September 30,
   2000 and December 31, 1999, respectively                             1                0
  Common Stock: $.001 par value, 100,000,000 shares authorized;
   18,493,975 and 16,137,250 shares issued and outstanding at
   September 30, 2000 and December 31, 1999, respectively              18               16

  Additional paid in capital                                       34,815           21,762
  Accumulated deficit                                             (27,458)         (14,932)
                                                                ---------        ---------
     Total stockholders' equity                                     7,392            6,862
                                                                ---------        ---------
     Total liabilities and stockholders' equity                 $  27,329        $  26,417
                                                                =========        =========

                See notes to condensed consolidated statements

                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Amounts in thousands)

                                                       Three Months Ended             Nine Months Ended
                                                         September 30,                  September 30,
                                                   ----------------------          ----------------------
                                                        2000      1999               2000         1999
                                                   ---------   ----------          -----------  ---------
                                                        ---------------- (Unaudited)----------------
Revenue
 Services                                           $  4,112    $  3,815            $ 10,731     $ 10,250
 Product                                                 419         671               2,091        1,542
                                                    --------    --------            --------     --------
                                                       4,531       4,486              12,822       11,792
                                                    --------    --------            --------     --------
Cost of revenues
 Services                                              1,968       2,033               5,630        5,015
 Product                                                 338         558               1,559        1,100
                                                    --------    --------            --------     --------
                                                       2,306       2,591               7,189        6,115
                                                    --------    --------            --------     --------
 Gross profit                                          2,225       1,895               5,633        5,677

Selling, general and administrative expenses           5,841       3,149              16,652        7,691
Restructure charges                                    1,512           0               1,512            0
                                                    --------    --------            --------     --------
 Operating loss                                       (5,128)     (1,254)            (12,531)      (2,014)

Interest expense (income), net                            17         116                 (22)         319
                                                    --------    --------            --------     --------
Net loss before income taxes                          (5,145)     (1,370)            (12,509)      (2,333)

Provision for (benefit from) income taxes                 --          --                  --           --
                                                    --------    --------            --------     --------
Loss from continuing operations before
 minority interest                                    (5,145)     (1,370)            (12,509)      (2,333)

Minority interest                                        170          --                 422           --
                                                    --------    --------            --------     --------
Loss from continuing operations                       (4,975)     (1,370)            (12,087)      (2,333)

Income (loss) from discontinued operations
 (net of income taxes) - Note B                         (429)        (97)               (951)       1,117

Gain on sale of discontinued operations (net
 of income taxes) - Note B                               513          --                 513           --
                                                    --------    --------            --------     --------
  Net loss                                            (4,891)     (1,467)            (12,525)      (1,216)

Preferred Stock dividend                                (285)       (118)               (774)        (356)
                                                    --------    --------            --------     --------
Loss applicable to common shareholders              $ (5,176)   $ (1,585)           $(13,299)    $ (1,572)
                                                    ========    ========            ========     ========
Basic and diluted loss per common share             $  (0.28)   $  (0.12)           $  (0.74)    $  (0.13)
                                                    ========    ========            ========     ========
Weighted average common shares outstanding:
  Basic and diluted                                   18,299      12,932              17,870       11,747
                                                    ========    ========            ========     ========

                See notes to condensed consolidated statements

                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                            Nine Months Ended
                                                                   --------------------------------
                                                                      September          September
                                                                         30,                30,
                                                                        2000               1999
                                                                   -------------      -------------
                                                                              (Unaudited)
Net cash provided (used) in operating activities                   $ (7,124)          $     66
                                                                   --------           --------

Investing activities:
        Net cash (paid) acquired in acquisitions and earnouts           (24)            (1,560)
        Purchases of property and equipment                          (1,230)              (390)
        Other                                                           133               (175)
                                                                   --------           --------
Net cash used in investing activities                                (1,121)            (2,125)
                                                                   --------           --------

Financing activities:
        Net proceeds from stock offerings                            10,324                 --
        Net borrowings on line of credit                               (739)               995
        Proceeds from the exercise of stock options and warrants      2,671              1,419
        Payment of dividends on preferred stock                        (363)              (186)
        Principal payments on capital lease obligations                  --                  9
        Proceeds from (payment of) other notes payable                 (207)               703
        Proceeds from employee receivables                               51                  7
                                                                   --------           --------
              Net cash provided by financing activities              11,737              2,947
                                                                   --------           --------

Increase in cash and cash equivalents                                 3,492                888

Cash and equivalents at beginning of period                           4,239                870
                                                                   --------           --------
Cash and equivalents at end of period                              $  7,731           $  1,758
                                                                   ========           ========
Supplemental information:
   Cash paid during the period for:
        Interest                                                   $    262           $    459
                                                                   ========           ========
        Income taxes                                               $     --           $     --
                                                                   ========           ========

                 See notes to condensed consolidated statement

                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

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

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999 and the results of its operations and its cash flows for the three and nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of the results that may be expected for the full year.

Note A -- Basis of Presentation

The accompanying financial statements include the accounts of The Netplex Group, Inc. and its subsidiaries. All acquisitions by the Company are accounted for as purchases. Additionally, the operating results of all acquisitions have been included in the consolidated financial statements from their effective dates of acquisition. All material intercompany transactions were eliminated in consolidation.

The accompanying consolidated financial statements reflect a change in the manner the Company recognizes revenue in its Contractors Resources Segment consistent with industry practice and in compliance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" and the Securities and Exchange Commission's view on revenue recognition issued in Staff Accounting Bulletin No. 101. CR currently recognizes as revenue the fees (net revenue) it charges to its members for providing its back office services as these services are provided. Previously, CR recorded as revenue, the gross billings from services provided by its members to customers with whom it contracts, invoices and collects on behalf of its members. This change has no effect on the net income or loss reported from these operations. Accordingly, effective with the issuance of the third quarter 2000 financial statements, the results of operations for all periods presented have been restated for comparability purposes to reflect this revenue recognition policy.

                                                 Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                            --------------------------   -------------------------
                                                2000           1999          2000          1999
                                            -----------    -----------   -----------    ----------
Gross revenue as previously reported        $    10,605    $     9,112   $    31,265    $   27,954
                                            ===========    ===========   ===========    ==========
Net revenue                                 $       372    $       328   $     1,146    $      984
                                            ===========    ===========   ===========    ==========

Note B -- Discontinued Operations

On September 29, 2000, the measurement date, the Company announced its decision to sell its e-Infrastructure operations. The Company is seeking a buyer for various businesses within the e-Infrastructure segment and although it is difficult to predict, the Company expects to complete the sales within the 12 months subsequent to the measurement date. Accordingly, effective with the issuance of the third quarter 2000 financial statements, the results of operations and the net assets of the Company's e-Infrastructure segment have been classified as discontinued operations and prior periods have been restated. The results of the discontinued segment do not reflect any interest or management fees allocated by the Company. On September 29, 2000, the Company signed an agreement to sell its Onion Peel subsidiary (previously included as a part of the e-Infrastructure segment) for $1,093,000 ($708,000 of cash and
$375,000 of stock) and recorded a gain of $513,000.   The Company believes that
the remaining businesses within the segment will not generate future operating losses prior to disposal and therefore no provision has been recorded in the accompanying financial statements.

Note C -- Restructure Charge

In the third quarter of 2000, the Company recorded a restructure charge of $1,512,000 primarily associated with the closing of the Company's Roseland, New Jersey office and the related costs. Included in the total are the estimated costs for facility closures, the write-down of redundant and duplicative property, severance and other employee costs related to the facility closures and duplicative position eliminations.

                                                                           Utilized              Balance as
                                                                    -----------------------      of Sept 30,
(in thousands)                                        Accrual         Cash         Noncash          2000
------------------------------------------------------------------------------------------------------------
Write-down of Long Lived Assets                    $       160    $        --   $       160    $          --
Employee Severance and termination benefits                819            484            --              335
Excess Facility Costs                                      403             --            --              403
Other                                                      130             --            --              130
                                                   -----------    -----------   -----------    -------------
                                                   $     1,512    $       484   $       160    $         868
                                                   -----------    -----------   -----------    -------------

Note D -- Earnings (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the relevant periods. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the relevant periods. For the three and nine months ended September 30, 2000 and 1999, the assumed exercise of the Company's outstanding stock options and warrants, Convertible Preferred Stock and contingently issuable shares in connection with certain business combinations would be anti-dilutive.

Note E -- Sale of Equity Securities

In March 2000, the Company sold 10,000 shares of convertible Series D Preferred Stock that resulted in net proceeds to the Company of $9.5 million and issued prepaid warrants that resulted in net proceeds to the Company of $1.3 million. The conversion ratio of the preferred to common was established based on 120% of the weighted average stock price during the thirty trading day period between April 3, 2000 and May 16, 2000, which was $5.87 per share. The Series D Preferred Stock securities purchase agreement's call option provision, relating to the time the Company must obtain additional financing, was amended effective July 31, 2000. The amendment extended the call option trigger date to October 31, 2000 (previously August 1, 2000). The conversion price of the preferred stock and the exercise price of the related warrants are based upon 120% of the weighted average price of the Company's Common Stock for 15 consecutive trading days beginning the first day after the holders are entitled to exercise the call option.

On November 10, 2000, the Company restructured the Series D Preferred Stock. See Note H - "Subsequent Event" for a discussion of the Series D Preferred Stock.

Note F -- Segment Information

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

In the third quarter of 2000, the Company had two reportable segments after the reclassification of the e-Infrastructure segment as a discontinued operation. All prior year's revenue, cost of services and operating expenses have been restated to reflect this reclassification. Effective in the third quarter of 2000, the Company's reportable segments are as follows:

 -- e-Solutions - provides professional services that constitute the strategic and creative aspects of Netplex's e-solutions, as well as complete Internet-based application development, business security and protection consulting services and Retail Industry-focused consulting and integration services.

 -- Contractors Resources (CR) - provides business infrastructure and advisory services for its membership of independent contractors, which allow members to maximize the freedom and wealth potential of the independent lifestyle while enjoying the benefits associated with full-time employment.

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

The table below presents information about segments used by the chief operating decision-maker of Netplex as of and for the three months ended September 30, 2000 and 1999:

                                                                  Segment
                              e-Solutions         CR               Total
                            --------------   ------------      ------------
2000 - Three months:
Revenues                    $    4,159       $   372           $   4,531
Gross profit                     1,978           247               2,225
EBITDA                             467        (1,305)               (838)
---------------------------------------------------------------------------
1999 - Three months:
Revenues                    $    4,158       $   328           $   4,486
Gross profit                     1,659           236               1,895
EBITDA                             825          (420)                405
---------------------------------------------------------------------------
2000 - Nine months:
Revenues                    $   11,676       $ 1,146           $  12,822
Gross profit                     4,886           747               5,633
EBITDA                             427        (3,334)             (2,907)
---------------------------------------------------------------------------
1999 - Nine months:
Revenues                    $   10,808      $    984           $  11,792
Gross profit                     4,988           689               5,677
EBITDA                           2,604          (305)              2,299
---------------------------------------------------------------------------

Total assets:
-------------
September 30, 2000:         $    8,326      $  7,641           $  15,967
Discontinued                                                       5,915
Unallocated                                                        5,447
---------------------------------------------------------------------------
Total                                                          $  27,329
---------------------------------------------------------------------------
September 30, 1999:         $    8,437      $  8,722           $  17,159
Discontinued                                                       7,468
Unallocated                                                        1,396
---------------------------------------------------------------------------
Total                                                          $  26,023
---------------------------------------------------------------------------

Reconciliation of Segment EBITDA to Net Operating Loss:

                                                          Three Months Ended                Nine Months Ended
                                                    -----------------------------     ----------------------------
                                                      September        September        September       September
                                                         30,              30,              30,             30,
                                                    ------------     ------------     ------------    ------------
                                                        2000             1999             2000            1999
                                                    ------------     ------------     ------------    ------------
Segment EBITDA                                      $       (838)    $        405     $     (2,907)   $      2,299
Unallocated corporate expenses                            (1,986)          (1,251)          (6,210)         (3,233)
Restructure charges                                       (1,512)              --           (1,512)             --
Depreciation & amortization                                 (622)            (408)          (1,480)         (1,080)
Interest expense, net                                        (17)            (116)              22            (319)
Tax expense                                                   --               --               --              --
                                                    ------------     ------------     ------------    ------------
Loss from continuing operations                           (4,975)          (1,370)         (12,087)         (2,333)
Income (loss) from discontinued operations,
 net of tax                                                 (429)             (97)            (951)          1,117
Gain on disposal of discontinued operations                  513               --              513              --
                                                    ------------     ------------     ------------    ------------
Net operating loss                                  $     (4,891)    $     (1,467)    $    (12,525)   $     (1,216)
                                                    ============     ============     ============    ============

Note G -- Recent Accounting Pronouncements

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 provides guidance on how to account for stock-based compensation, including stock option grants. FIN 44 is effective July 1, 2000. The Company adopted FIN 44 during the fiscal quarter ended September 30, 2000. The adoption of FIN 44 did not have a significant effect on the Company's results of operations or its financial position.

Note H - Subsequent Event

Restructuring of Series D Preferred Stock; Issuance of Series E Preferred Stock

On November 10, 2000, the Company, a New York corporation, entered into an Exchange, Redemption and Conversion Agreement (the "Exchange Agreement") with the holders of the Company's Series D Preferred Stock, HFTP Investment L.L.C., Fisher Capital Ltd. and Wingate Capital Ltd., that provides for the following:

 -- the exchange of $6,177,000 of the original face amount of the Series D
    Preferred Stock and warrants held by the holders of the Series D Preferred Stock in exchange for the Company's issuance of $3,000,000 of its new Series E Preferred Stock;

 -- the waiver by the holders of the Series D Preferred Stock of their right to receive further dividends under the Series D Preferred Stock

 -- the waiver of certain other rights of the holders of the Series D Preferred
    Stock, including the right to acquire additional shares of Series D Preferred Stock, the right to require the Company to redeem the Series D Preferred Stock upon the occurrence of certain events beyond the Company's control, and the waiver of certain anti-dilution rights.

Also, as part of the agreement, the Company redeemed 500 of the remaining 3,823 shares of Series D Preferred Stock at their original face value of $500,000, and sold to the holders of the Series D Preferred Stock 1,000 shares of the Company's common stock at a price of $0.65625 per share. As a result of that sale, the remaining 3,323 shares of Series D Preferred Stock will have an adjusted conversion price of $.65625. Upon execution of the agreements, the Series D Preferred Stockholders converted 1,178 shares of Series D Preferred Stock into 1,808,473 shares of common stock. The remaining 2,145 shares of Series D Preferred Stock that they hold will be convertible into 3,293,020 shares of common stock.

The Series E Preferred Stock has terms similar to the restructured Series D Preferred Stock, with the primary exceptions being that the Series E Preferred Stock is redeemable for $3,000,000 at the Company's option on or before April 30, 2001, provided that the Company redeems at least $1,500,000 of such stock on or before January 30, 2001 and the Series E Preferred Stock accrues dividends at the rate of 7% per year. If the Series E Preferred Stock is not redeemed or upon the occurrence of certain other events, it becomes convertible into shares of common stock at a conversion price of $0.47 per share. Pursuant to a related Registration Rights Agreement, the Company has agreed to register with the Securities and Exchange Commission, within 90 days of the issuance of the Series E Preferred Stock, the resale of the 1,000 additional shares of common stock sold as part of the transaction as well as the shares issuable to the holders of the Series E Preferred Stock upon conversion of that stock to common stock.

As a result of the above, the Company has classified the Series D Preferred Stock as equity in the accompanying financial statements. Previously, the Series D Preferred Stock was classified as Temporary Equity since the Holder had the option, based in the occurrence of certain events outside of the Company's control, to redeem the Series D Preferred Stock into cash.

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

The following table sets forth the revenue, gross profit, expenses, and income of each of the business areas for the three and nine months ended September 30, 2000 and 1999:

                   Consolidated Operating Results by Segment
                              (amounts in 000's)

                                                Three months ended September 30,     Nine months ended September 30,
                                                --------------------------------     -------------------------------
                                                     2000              1999              2000              1999
                                                --------------     -------------     -------------     -------------
Operating revenues
 e-Solutions services                           $        3,740     $       3,487     $       9,585     $       9,266
 e-Solutions product resales                               419               671             2,091             1,542
                                                --------------     -------------     -------------     -------------
  e-Solutions                                            4,159             4,158            11,676            10,808
 Contractors Resources                                     372               328             1,146               984
                                                --------------     -------------     -------------     -------------
   Operating revenues                                    4,531             4,486            12,822            11,792
                                                --------------     -------------     -------------     -------------
Gross profit
 e-Solutions services                                    1,897             1,546             4,353             4,546
 e-Solutions product resales                                81               113               533               442
                                                --------------     -------------     -------------     -------------
  e-Solutions                                            1,978             1,659             4,886             4,988
 Contractors Resources                                     247               236               747               689
                                                --------------     -------------     -------------     -------------
   Gross profit                                          2,225             1,895             5,633             5,677
                                                --------------     -------------     -------------     -------------
Gross profit percentage
 e-Solutions services                                     50.7%             44.3%             45.4%             49.1%
 e-Solutions product resales                              19.4%             16.8%             25.5%             28.7%
                                                --------------     -------------     -------------     -------------
  e-Solutions                                             47.6%             39.9%             41.8%             46.1%
 Contractors Resources                                    66.6%             72.0%             65.2%             70.0%
                                                --------------     -------------     -------------     -------------
   Gross profit percentage                                49.1%             42.2%             43.9%             48.1%
                                                --------------     -------------     -------------     -------------
Operating expenses
 e-Solutions                                             1,511               834             4,459             2,384
 Contractors Resources                                   1,552               656             4,081               994
                                                --------------     -------------     -------------     -------------
   Operating expenses                                    3,063             1,490             8,540             3,378
                                                --------------     -------------     -------------     -------------
Operating income (loss)
 e-Solutions                                               467               825               427             2,604
 Contractors Resources                                  (1,305)             (420)           (3,334)             (305)
                                                --------------     -------------     -------------     -------------
   Operating income (loss)                                (838)              405            (2,907)            2,299
                                                --------------     -------------     -------------     -------------

Corporate expenses                                      (1,986)           (1,251)           (6,210)           (3,233)
Restructure charges                                     (1,512)               --            (1,512)               --
                                                --------------     -------------     -------------     -------------
EBITDA                                                  (4,336)             (846)          (10,629)             (934)
Depreciation and amortization                             (622)             (408)           (1,480)           (1,080)
Interest income (expense)                                  (17)             (116)               22              (319)
Tax expense                                                 --                --                --                --
                                                --------------     -------------     -------------     -------------
Loss from continuing operations                         (4,975)           (1,370)          (12,087)           (2,333)
Income (loss) from discontinued operations,
 net of tax                                               (429)              (97)             (951)            1,117
Gain on disposal of discontinued operations                513                --               513                --
                                                --------------     -------------     -------------     -------------
Net operating ( loss)                          $        (4,891)  $        (1,467)  $       (12,525)  $        (1,216)
                                                ==============     =============     =============     =============

Results of Operations:

Three months ended September 30, 2000 compared to the three months ended September 30, 1999:

Revenue. Revenue for the three months ended September 30, 2000 was $4.5 million, unchanged from the same period in 1999. Revenue for e-Solutions services increased $0.3 million which was offset by a decrease of $0.3 million in e-Solutions product resale revenue.

Revenue for CR reflects a change in the manner the Company recognizes revenue consistent with industry practice and in compliance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" and the Securities and Exchange Commission's view on revenue recognition issued in Staff Accounting Bulletin No. 101. CR currently recognizes as revenues the fees (net revenue) it charges to its members for providing its back office services as these services are provided. Previously, CR recorded as revenue, the gross billings from services provided by its members to customers with whom it contracts, invoices and collects on behalf of its members. This change has no effect on the net income or loss reported from these operations. Accordingly, effective with the issuance of the third quarter 2000 financial statements, the results of operations for all periods presented have been restated for comparability purposes to reflect this revenue recognition policy.

Gross profit for the three months ended September 30, 2000 increased $0.3 million or 17.4% to $2.2 million as compared to $1.9 million for the same period of 1999. This increase resulted primarily from the increase in e-Solutions services gross profit due to an increase in service revenue coupled with improvements in utilization of the technical staff.

Gross profit margins increased to 49.1% for the three months ended September 30, 2000 from 42.2% in the same period of 1999. E-solution services gross profit margins increased from 44.3% in 1999 to 50.7% in 2000. e-Solution Product Resales gross profit margins increased from 16.8% in 1999 to 19.4% in 2000. Contractors Resources gross profit margins decreased from 72.0% in 1999 to 66.6% in 2000.

Segment operating expenses for the three months ended September 30, 2000 increased $1.6 million or 105.8% to $3.1 million from $1.5 million for the same period of 1999. This increase includes increases in e-Solutions and Contractors Resources of $0.7 million or 81.3% and $0.9 million or 136.5%, respectively. Theses increases resulted primarily from increased sales and marketing programs at e-Solutions and the fees paid to TMP Interactive, Inc. under the co-branding services arrangement with Contractors Resources.

Segment loss for the three months ended September 30, 2000 was $0.8 million as compared to segment income of $0.4 million for the same period of 1999, a decline of $1.2 million. This decline includes decreases in segment profits from e-Solution and Contractors Resources of $0.3 million or 43.4% and $0.9 million or 210.6%, respectively which were principally a result of the increased segment operating expenses noted above and the decreased profit from product resales consistent with the strategy to focus on service based solutions.

Corporate expense for the three months ended September 30, 2000 increased $0.7 million or 58.8% to $2.0 million from $1.3 million in the same period of 1999. This increase reflects an additional investment in corporate development capability to support the growth of operations and the integration of acquisitions. Subsequently, as a result of the restructuring and discontinued operations, corporate expenses are expected to decrease.

Restructuring charges of $1.5 million for the three month period ended September 30, 2000 were the result of the closing of the Company's Roseland, New Jersey office, including related workforce reductions. There was no comparable charge in the same period of 1999.

Earnings (from continuing operations) before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended September 30, 2000 was a loss of $4.3 million as compared to a loss of $0.8 million for the same period of 1999, a decline in EBITDA of $3.4 million or 412.5%. The components of this decline are discussed above.

Depreciation, amortization and interest expense for the three months ended September 30, 2000 increased $0.1 million to $0.6 million from $0.5 million for the same period of 1999. This increase is principally due to the amortization of the developed software for the Contractors Resources operation.

Loss from discontinued operations for the three month period ended September 30, 2000 was $0.4 million compared to $0.1 million for the same period in 1999, an increase of $0.3 million or 342.3%. See Note B to the financial statements for a description of the discontinued operations.

Gain on the disposal of discontinued operations for the three month period ended September 30, 2000 was $0.5 million and related to the sale of the Onion Peel subsidiary operations. There was no comparable gain in the same period of 1999. See Note B to the financial statements for a description of the gain on the disposal of discontinued operations.

No provision for income taxes was required for the three months ended September 30, 2000 due to the generation of net losses. No provision for income taxes was required for the three months ended September 30, 1999 due to utilization of net operating loss carryforwards generated in previous years.

Net loss for the three months ended September 30, 2000 was $4.9 million compared to a net loss of $1.5 million in the same period of 1999, an increase in net loss of $3.4 million. The components of this increase are discussed above.

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999:

Revenue for the nine months ended September 30, 2000 increased $1.0 million or 6.5% to $12.8 million, compared to $11.8 million for the same period in 1999. This increase includes a $0.9 million or 8.0% increase in e-Solution revenue made up of a $0.5 million or 25.8% increase in e-Solutions product resales and an increase of $0.3 or 2.6% in e-Solution services. This overall increase in revenue was augmented by a $0.2 million or 11.8% increase in Contractors Resources revenue.

Gross profit for the nine months ended September 30, 2000 remained relatively unchanged from the same period of 1999. Contractors Resources gross profit increased $0.1 million or 6.0% offset by decreases in e-Solutions gross profits of $0.1 million or 0.2%. The e-Solutions services gross losses increased $0.2 million or 3.2% were partially offset by e-Solutions product resales gross profit increases of $0.1 million or 15.1%.

Gross profit margins decreased to 43.9% for the nine months ended September 30, 2000 compared to 48.1% for the same period in 1999. e-Solutions services and product resales gross profit margins decreased from 49.1% and 28.6% in 1999 to 45.4% and 25.5% in 2000, respectively. This decrease in e-Solution services was primarily due to lower technical staff utilization levels in the nine months ended September 30, 2000 compared to the same period in 1999. Contractors Resources gross profit margin decreased from 70.0% in 1999 to 65.2% in 2000.

Segment operating expenses for the nine months ended September 30, 2000 increased $5.1 million or 81.2% to $8.5 million from $3.4 million for the same period of 1999. This increase included increases in e-Solutions and Contractors Resources of $2.0 million or 54.3% and $3.1 million or 121.9%, respectively. The increase in the Contractors Resources' operating expenses was due primarily to the fees paid to TMP Interactive, Inc. under the co-branding services arrangement.

Segment loss for the nine months ended September 30, 2000 was $2.9 million as compared to a segment income of $2.3 million for the same period of 1999, a decline of $5.2 million or 432.4%. This decline includes decreases in segment profits from e-Solutions and Contractors Resources of $2.2 million or 78.8% and $3.0 million or 194.6%, respectively.

Corporate expense for the nine months ended September 30, 2000 increased $3.0 million or 49.6% to $6.2 million from $3.2 million in the same period of 1999. This increase reflects the additional investment in corporate development capability to support the growth of operations and the integration of acquisitions. Subsequently, as a result of the restructuring and discontinued operations, corporate expenses are expected to decrease.

Restructuring charges of $1.5 million for the nine month period ended September 30, 2000 were the result of the closing of the Company's Roseland, New Jersey office, including related workforce reductions. There was no comparable charge in the same period of 1999.

Earnings (from continuing operations) before interest, income taxes, depreciation and amortization ("EBITDA") for the nine months ended September 30, 2000 was a loss of $7.7 million as compared to a loss of $3.2 million for the same period of 1999, a decline in EBITDA of $4.5 million or 138.8%. The components of this decrease are discussed above.

Depreciation, amortization, interest expense and minority interest for the nine months ended September 30, 2000 increased $0.1 million to $1.5 million from $1.4 million for the same period of 1999. This increase is principally due to the amortization of the developed software for the Contractors Resources operation.

Loss from discontinued operations for the nine month period ended September 30, 2000 was $1.0 million compared to an income from discontinued operations of $1.1 million for the same period in 1999, an decrease of $2.1 million or 185.1%. See Note B to the financial statements for a description of the discontinued operations.

Gain on the disposal of discontinued operations for the nine month period ended September 30, 2000 was $0.5 million. There was no comparable gain in the same period of 1999. See Note B to the financial statements for a description of the gain on the disposal of discontinued operations.

No provision for income taxes was required for the nine months ended September 30, 2000 due to the generation of net losses. No provision for income taxes was required for the nine months ended September 30, 1999 due to utilization of net operating loss carryforwards generated in previous years.

Net loss for the nine months ended September 30, 2000 was $12.5 million compared to $1.2 million in the same period of 1999, a decrease of $11.3 million or 930.0%. The components of this decrease are discussed above.

Liquidity and Capital Resources:

At September 30, 2000, the Company had cash and cash equivalents of $7.7 million. The Company had $4.4 million outstanding on its line of credit facilities.

The following increased the Company's liquidity and capital resources:

For the nine months ended September 30, 2000 the Company's cash increased by $3.5 million. This increase is comprised of cash used in operating activities of $7.1 million, cash used in investing activities of $1.1 million and cash provided by financing activities of $11.7 million.

In March 2000, the Company issued prepaid warrants that resulted in net proceeds to the Company of $1.3 million and issued convertible preferred stock that resulted in net proceeds to the Company of $9.5 million.

On July 31, 2000, the Company received a line of credit, secured by the Company's assets, with Silicon Valley Bank. Under the Silicon Valley Bank line of credit the Company can borrow up to an amount equal to 85% of its eligible accounts receivable, as described in the line of credit, but not more than $6.0 million. This line of credit expires on July 31, 2002 and bears interest at the bank's prime rate plus 1.75%. The terms of the line of credit require that the Company meet certain financial and other covenants, including maintaining minimum tangible net worth of $4.0 million. The Company has also agreed to maintain an interest-bearing deposit account of $2.0 million with the bank. The Company has borrowed approximately $4,386,000 under the line of credit at September 30, 2000. As of September 30, 2000, the Company was not in compliance with the covenant that requires it to maintain tangible net assets of $4,000,000. The bank was notified but did not issue a notice of default. The Company and the Bank are in discussions to resolve the matter and negotiate an amendment to the loan agreement as soon as practical.

Dividends of $0.4 million were paid on the Company's Class A, Class C Class D Cumulative Preferred Stock during the nine months ended September 30, 2000.

At September 30, 2000, there were $0.1 million of accrued dividends on the Company's Class D Cumulative Preferred Stock. The Company subsequently issued common stock in lieu of cash as payment of those dividends.

During the nine months ended September 30, 2000, 29,364 shares of Class A Cumulative Preferred Stock were converted into an equal number of shares of Common Stock. The Class C shares are not eligible for conversion to Common Stock until September 2003. The conversions of the Class A Cumulative Preferred Stock during the nine months ended September 30, 2000 will reduce the Company's obligation for dividend payments by $1,835 per quarter ($7,341 annually).

Stock options and warrants to purchase 2,078,752 shares of the Company's Common Stock were exercised during the nine months ended September 30, 2000, generating cash of $2.7 million for the Company.

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

Part II  Other Information


Item 2.  Changes in Securities and Use of Proceeds.

In May, 2000, in connection with a co-branded services arrangement we entered into with one of our subsidiaries and TMP Interactive, Inc., we issued warrants to TMP Interactive, Inc. for the right to purchase 3,000,000 shares of Netplex common stock, consisting of (i) a warrant for the right to purchase 2,000,000 shares of common stock at an exercise price of $9.00, subject to certain adjustments as stated therein, which expires May 2, 2003 and is not presently exercisable and (ii) a warrant for the right to purchase 1,000,000 shares of common stock at an exercise price of $6.00, subject to certain adjustments as stated therein, which expires May 2, 2003 and is currently exercisable. Exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     27.1 Financial Data Schedule for the nine month period ended September 30, 2000.

     27.2 Restated Financial Data Schedule for the nine month period ended September 30, 1999.


(a)  Reports on Form 8-K

     During the fiscal quarter ended September 30, 2000, the Company did not file any reports on Form 8-K.

SIGNATURE
---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE NETPLEX GROUP, INC.
                                         (Registrant)


DATE:  November 14, 2000                 /s/ Gene M. Zaino
                                         -------------------------
                                         Gene M. Zaino
                                         Chairman of the Board
                                         (Principal Executive Officer)

DATE:  November 14, 2000                 /s/ Peter J. Russo
                                         -------------------------
                                         Peter J. Russo
                                         Executive Vice President and Chief
                                         Financial Officer (Principal
                                         Financial Officer)