Form 10-K
period 2000-12-31
NETPLEX GROUP INC
filed 2001-03-30
CIK 888028

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-K

                               -----------------

(Mark One)


  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended   December 31, 2000
                                  -------------------

                                      Or

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     to
                                     --------------------    ------------------
     .

                        Commission file number 1-11784
                                               -------

                            THE NETPLEX GROUP, INC.
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            New York                                 11-2824578
---------------------------------      ------------------------------------
  (State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)


1800 Robert Fulton Drive, Ste. 250, Reston, VA     20191-4346
-------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code: (703) 716-4777
                                                    --------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class             Name of Each Exchange on Which Registered
---------------------------------    ------------------------------------------
Common Stock, $.001 par value        NASDAQ SmallCap Stock Market

                                     Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

                                    None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of March 19, 2001, was approximately $2,760,118.

  Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of March 19, 2001: 22,080,946 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  No documents are incorporated herein by reference into Part III.

                              Index to Form 10-K

PART I.....................................................................    3

 Item 1.  Business.........................................................    3
 Item 2.  Properties.......................................................   19
 Item 3.  Legal Proceedings................................................   19
 Item 4.  Submission of Matters to a Vote of Security Holders..............   20

PART II....................................................................   21

 Item 5.  Market for Common Equity and Related Stockholder Matters.........   21
 Item 6.  Selected Financial Data..........................................   24
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   25
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......   28
 Item 8.  Financial Statements and Supplementary Data......................   28
 Item 9.  Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure.........................................   28

PART III...................................................................   30

 Item 10. Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act................   30
 Item 11. Executive Compensation...........................................   31
 Item 12. Security Ownership of Certain Beneficial Owners and Management...   33
 Item 13. Certain Relationships and Related Transactions...................   34

PART IV....................................................................   35

 Item 14. Exhibits and Reports on Form 8-K.................................   35

 Signatures................................................................   38

                                     PART I

1.  Business.

Company Overview

Based in Reston, Virginia, The Netplex Group, Inc. (the Company) consists of two distinct operating units:

- Netplex Systems, Inc. ("Netplex"), a professional services provider that combines industry-specific knowledge, emerging technologies, and proven strategies to deliver superior business systems solutions; and

- Contractors Resources, Inc., which delivers time- and money-saving services for independent professionals and the organizations that use them.

The following sections describe each of these operating units through an overview, a market opportunity description, a description of services, a breakdown of competition and differentiators, a partial client list, our strategy for growth, seasonal considerations, backlog, strategic acquisition status, and contact information.

Netplex

Overview

Netplex provides collaborative business solutions that concentrate within selected industries. Netplex seeks to build ongoing business value by continually redefining the most effective balance of traditional and emerging business strategies, technologies, creative customer experiences, and information security practices. By leveraging our in-depth industry specializations, our services help clients strengthen customer loyalty, enhance operations, and achieve a sustainable competitive advantage.

By understanding the business dynamics and technology trends of specific industries, we seek to understand the business problems faced by companies within these industries. This allows Netplex to develop and deliver business solutions that serve our clients' unique strategic, technological, interactive, and information security needs.

Netplex's primary vertical specialization is the Retail and Consumer Products industry, where we specialize in end-to-end supply chain solutions. We have 16 years of experience delivering strategic, interactive, technology, and security solutions to businesses throughout the retail market. Generally, our clients comprise regional or national chains of 100 or more stores and with revenues between $300 million and $2 billion. Netplex believes that it has achieved a noteworthy and respected reputation in the Retail and Consumer Products industry and that our history of successful projects helps gives us a competitive advantage over many larger national consulting companies. While our Retail and Consumer Products industry specialization remains our most prominent, we believe that, as we choose to expand, we have planned our services portfolio so that it will effectively serve other vertical industries.

Netplex's individual service disciplines are discussed in the "Description of Netplex Services" section later in this document.

Market Opportunity

Netplex's market opportunity originates from the rapidly growing need for business strategies and solutions that help organizations most efficiently improve their internal operations and/or competitive advantage. Commonly, these solutions necessitate the development of Web-based systems, the Web-enabling of existing systems, and the determination of the most effective balance between traditional and evolving technologies and methods.

Business solutions are commonly divided into two categories: business-to-business ("B-to-B") and business-to-consumer ("B-to-C"). According to Gartner Group estimates, the market for Internet-based B-to-B services is expected to grow to approximately $7.29 trillion in 2004, from approximately $145 billion in 1999. Dataquest anticipates significant growth in the B-to-C market as well, estimating that the market for Internet-based business-to-retail services will grow from $31.2 billion in 1999 to $380.5 billion in 2003. Other recent statistics indicate growth in the technology consulting services market. International Data Corporation estimates that the market for IT consulting services will grow from over $34 billion in 1999 to nearly $64 billion in 2003 worldwide. IDC goes on to predict that the market for Internet services spending/1/ will grow from approximately $16 billion in 1999 to over $84 billion by 2003.

Netplex believes that these statistics indicate a growing need for professional services designed to build or enhance business systems. Many Netplex customers have become participants in this growth by implementing business strategies that balance traditional technologies and practices with those introduced by the ubiquitous nature of the Internet. We believe that the vast majority of our business systems services in 2001 and beyond will include a combination of traditional and Web-based systems.

In our experience, we have found that businesses wishing to implement Internet-integrated business systems strategies often require skill sets and capacity that extend beyond their internal marketing and Information Systems (IS) staff. As a result, several of our customers have selected us to provide business systems consulting services intended to help them develop business strategies and/or build the systems that most efficiently balance traditional processes with emerging technologies and processes.

Description of Services

As mentioned in the Netplex Overview, our business solutions capabilities fall into four primary disciplines. These are:

- Strategy, which seeks to leverage broad industry knowledge to guide clients toward the most effective use of business practices and systems;

- Technology, which seeks to develop, integrate, and implement sophisticated information systems;

- Experience, which seeks to help clients create ongoing interactive relationships with their customers through creative, marketing, and brand-building services; and

- Security, which seeks to maximize the overall integrity and minimize the potential threats to clients' information systems.

We believe that our solutions disciplines (described in more detail below) together provide the appropriate breadth and quality of services that will accommodate, on a single-source basis, the vast majority technology-related project within our targeted industries.

Service Discipline: Strategy. Businesses wishing to use technology to maximize their long-term business viability and competitive advantage often rely on our Strategy experts to help determine the best ways to reach their goals. Working collaboratively with our clients' executive-level managers, Netplex leverages its industry and technology experience to help evaluate new or modified opportunities for building revenues or improving operational efficiencies. Our Strategy discipline also helps clients define or revise business models designed to take advantage of these opportunities. This discipline is also charged with developing the execution plan for bringing the new business models to reality.

Service Discipline: Technology. Our Technology discipline consists of experienced developers, integrators, application experts, and project managers. Clients rely on our Technology discipline to design and develop powerful and secure business systems based either on the plans defined by our Strategy discipline or requirements established elsewhere. This group is also responsible for integrating newly developed systems with legacy systems to ensure economical and reliable business systems, as well as creating and/or integrating e-commerce capabilities to clients' Web applications. The Technology discipline also includes a formal Customer Support Network, through which we closely monitor clients' systems and react quickly to system failures.

Service Discipline: Experience. Our Experience discipline focuses on creative services intended to create the best possible experience for our clients' customers or Web visitors. The services often include defining of the interactive relationship our clients wish to establish with their customers, employees, investors, and partners. Once defined, our Experience discipline develops creative multimedia, design, and digital marketing solutions that become the springboard for our clients' interactive relationships. In 2000, Netplex added kiosk design and development to its list of offerings and our kiosk solutions have been deployed within several prominent retailers.
-----------
/1/ Internet services spending is defined as the consulting, implementation, and operational services necessary to develop, deploy, and manage Internet sites.

Service Discipline: Security. Our Security discipline is responsible for ensuring the integrity of clients' information systems and minimizing the threat of losing information due to "hacking," theft, or natural disasters. Our Security services include high-level information security strategy solutions, through which we will often perform vulnerability analyses, test systems' penetrability, and develop sound security architectures. In addition, we provide business contingency and continuity planning services, which clients' rely on to ensure the fastest-possible recovery from unexpected catastrophic events. We have sold these services both as stand-alone services and as part of projects originating from other Netplex disciplines. In 2000, our Security discipline expanded its leadership presence in the healthcare industry by working with hospitals and other health-related organizations to bring them into compliance with the upcoming "Health Insurance Portability and Accessibility Act" (HIPAA) security standards.

Competition

Despite the significant difficulties many technology services companies experienced during 2000, Netplex remains in a very competitive market. Successful participants in this market are no longer relying on serving "dot-com" companies to attain revenue growth. Instead, most have realigned their marketing direction toward Fortune 1000 companies or established players within specific vertical markets. Netplex, in fact, established a industry-centric marketing strategy in 1999 and our revenue from dot-com companies represented less than 10% of our 2000 revenue.

Netplex's competition falls into three general categories, described below. In all cases, many of our competitors have greater resources, greater expertise, or have better access to capital than Netplex. Competitive categories include:

- e-Solutions and Interactive Development Companies. These are companies that specialize in planning, designing, developing, and deploying interactive online systems and/or integrating these systems with clients' existing infrastructure. Competitors in this category include AnswerThink, AppNet, Cysive, Proxicom, Razorfish, Sapient, and several others, both public and private. Of these, several have moved into the full-service e-solutions market by expanding specific core disciplines, while others are start-ups that have been built upon a full-service solutions delivery model.

- Industry-Specific Solutions Integrators. These companies have expertise in and build solutions exclusively for specific vertical industries. Like Netplex, these companies often attempt to distinguish themselves by concentrating on a single or relatively few markets, thereby better enabling themselves to compete with larger and more well-funded consulting companies. Industry-specific solutions integrators include: Carreker Corporation, First Consulting Group, LakeWest Group, and several smaller companies.

- "Big 5" Consulting Firms. Many of the "Big 5" consulting firms (such as Deloitte & Touche, KPMG, and Accenture) feature industry-concentrated practices and offer strategic and technological solutions similar to ours. As a result, Netplex frequently competes against these firms when bidding on projects, especially when the project in question deals with individual services from within our disciplines.

Differentiators

Netplex believes that it has several competitive differentiators:

End-to-End e-Solutions: Netplex attempts to compete with other companies in our market by providing "end-to-end" solutions and developing relationships with clients who seek a provider that can efficiently balance multiple strategic and technical disciplines in developing or enhancing business systems. Netplex's end-to-end solutions seek to cover clients' business requirements "three dimensionally": from beginning to end, from front to back, and from efficiency to new value. We provide beginning to end services that guide clients from the strategic conception of their business initiatives through application development and deployment. Simultaneously, Netplex serves clients' systems initiatives from front to back--our services connect front-end on- and off-line application design with back-end databases and legacy systems, while incorporating the appropriate security elements. In addition, Netplex's services are designed to help clients achieve a variety of different goals with their systems, from saving costs through increased efficiency to taking advantage of ways to build new value or revenue streams through their systems.

Industry Focus: As previously mentioned, Netplex focuses on understanding the business dynamics and technology trends of specific vertical industries. As part of our fundamental business strategy, Netplex establishes formal practice areas dedicated to serving the unique needs of specific industries. As of today, our largest vertical industry practice is in the Retail industry. Netplex employs over 80 full-time billable professionals dedicated to creating retail-specific solutions and our employees have amassed a cumulative 1,000 person-years of retail technology and strategy experience.

Clients

Netplex's client base includes Fortune 1000 and middle-market firms from various industries. Because we concentrate on and market our services primarily to specific industries, the vast majority of our clients fall within the Retail/Consumer Products and Healthcare industries.

Our major Retail/Consumer Products clients include:


  -  American Eagle Outfitters            -  Hoover
  -  Academy Sports and Outdoors          -  King Pharmaceuticals
  -  ALDI                                 -  Liverpool Group
  -  Bakers Shoes                         -  The Museum Company
  -  Brinker International                -  The Nature Company
  -  Cabela's                             -  Neiman Marcus
  -  Chanel                               -  Phillips-Van Heusen
  -  The Christmas Tree Shops             -  SAKS
  -  Dick's Sporting Goods                -  Sport Chalet
  -  Duckwall-ALCO                        -  Trans World Entertainment
  -  Gart Bros. Sporting Goods            -  Value City Dept. Stores
  -  Hancock Fabrics                      -  Virgin Entertainment Group

Our major Healthcare clients include:

  -  Alegent Health                       -  Fauquier Hospital
  -  American Health Corp.                -  Innovex
  -  Baystate Health                      -  INOVA
  -  Blue Cross/Blue Shield of Florida    -  Quintiles

Major clients from within other
 industries include:

  -  America Online                       -  Oregon State Lottery
  -  King Pharmaceuticals                 -  Securities and Exchange Commission
  -  Major U.S. Stock Exchange            -  TeleCorp
  -  Oklahoma Christian Univ.             -  TRW

Netplex derived, and believes that it will continue to derive, a significant portion of its revenue from a large number of clients. The Company recognized revenue from unaffiliated customers constituting 25.0% and 27.8% in 2000 and 1999, respectively from two customers in each year.

Growth Strategy

Each of the following initiatives requires ample working capital. No assurance can be given that the Company's strategy will be successful.

- Sustain Growth in Systems Solutions Business. In 2001, Netplex intends to undertake several initiatives that are designed to bring exposure to our company and help us continue our growth. We intend to make investments in publicizing our services, strengths, and position in the market through coordinated advertising campaigns and public relations activity. We are also planning to grow our sales staff and our team of billable professionals to accommodate revenue growth. Between 1999 and 2000, Netplex's revenue per billable employee changed by only 2 percent, indicating that our professional recruitment efforts are virtually identically aligned with our growth.

- Develop New Vertical Practice Areas. Netplex also intends to roll out new vertical practice areas. We believe that the growth of our retail specialization stems from our knowledge and experience in the retail technology market. We believe that this industry understanding will enable us to create customer solutions that are aligned to the demands of the retail industry. Consequently, we believe that we must build a core industry competency, either organically or through acquisition, before we formalize any new industry-focused practice.

- Pursue Acquisitions. Netplex has made six acquisitions in its history. We believe that additional acquisitions may benefit our core service offerings and improve our growth. As a result, we intend to consider further acquisitions if management deems them appropriate to improving our market position and shareholder value. We expect to consider acquisitions that are complementary to our existing capabilities or geographical positioning, or ones that help us expand into additional vertical markets.

Seasonal Considerations

The company is generally not affected by seasonal changes except that only a limited amount of services are furnished to retail clients during the period from the end of November to the end of January.

Backlog

The backlog of Netplex's project-based business was approximately $3,500,000 as of March 1, 2001.

Strategic Relationships

Netplex continues to develop strategic relationships with companies or organizations whose services we believe complement ours. We believe that such partnerships play an important role in our strategy of being a premium-level end-to-end business systems provider. As technologies evolve, our ability to deliver advanced business systems solutions may depend on our ability to secure and maintain alliances with leading technology manufacturers.

Contact Information

The Netplex Group's principal executive offices and headquarters are located at 1800 Robert Fulton Drive, Second Floor, Reston, Va., 20191. This location serves as the headquarters for the Netplex and Contractors Resources businesses.

Please direct all inquiries related to Netplex to:
Tel: (703) 716-4777
Fax: (703) 716-1110
Email: info@netplexgroup.com
Web: www.netplexgroup.com

Contractors Resources

Overview

The second of The Netplex Group's operating units is our Contractors Resources
(CR) subsidiary. CR itself comprises two distinct business functions:

- A business-to-consumer service, MyBizOffice(TM). Designed to help independent professionals (IPs) more easily manage their careers, MyBizOffice serves as a corporate infrastructure for independent professionals who would otherwise have to perform their own business management and administrative tasks. MyBizOffice's services include contract review, invoicing, collections, tax administration, employee benefits, pre-tax retirement programs, marketing services, financial services, and expense management.

- A business-to-business service, the Consultant Service Center (CSC). By offering low-cost employment, payrolling, and benefits provisioning for clients' contingent work force, the CSC is designed to enable businesses to reduce consultant management costs and better position themselves to efficiently engage and work with their contingent work force. Clients may also extend the scope of the CSC's services to include our Consultant Recruitment Network (CRN) capability, which locates and assesses candidates for clients' open contract positions. In addition, the Consultant Service Center, which CR launched in early 2001, also serves as a marketing channel for MyBizOffice.

MyBizOffice and the Consultant Service Center are discussed in more detail in "Description of Contractors Resources Services" later in this document.

Market Opportunity

Through its MyBizOffice brand, CR serves the population of individuals who have chosen to pursue careers as independent professionals (IPs). These professionals are commonly referred to as contractors, consultants, independents, free agents, freelancers, and several other terms.

We originally designed MyBizOffice to serve only IPs within the Information Technology industry. Recognizing an opportunity to expand our potential member base, we expanded MyBizOffice during 2000 to serve IPs representing other industries. MyBizOffice's audience now consists of IPs from a wide variety of industries, including management consultants, marketers, artists and designers, writers, business process specialists, and others.

Estimates compiled by the U.S. Bureau of Labor Statistics (BLS) indicate that the IP market represents a significant population. In its February 1999 Current Population Survey titled "Contingent and Alternative Employment Arrangements," the BLS estimates an independent consultant work force of about 9 million. The BLS will publish an updated report on this population later in 2001.

Within the independent consultant community, the Information Technology industry--which still makes up the most significant portion of MyBizOffice's members and prospects--has seen significant growth. "The Information Elite," a 1997 report by Dominique Black, projected that there would be about 2 million IT consultants in the U.S. by 2000, representing an annual growth rate of approximately 17%.

There is also evidence that the population of IPs will continue to grow despite a down-turning economy and the recent significant number of layoffs within companies across the country. In a recent article in The Washington Post, journalist Carrie Johnson writes, "As layoffs continue to shake up the dot-com sector, some jittery employees wonder where they can find shelter from the aftershocks. For more and more, the answer is renouncing the traditional employment relationship by doing contract work."

Description of Services

Contractors Resources, Inc. (CR) provides cost- and time-saving business management and administrative services for independent consultants and the organizations that use them. It's two service categories include MyBizOffice, a business-to-consumer service that targets individual IPs, and the Consultant Service Center, a business-to-business service that targets organizations that use at least 100 IPs per year.

Service Overview: MyBizOffice

The MyBizOffice service is designed to support the business management, administrative, and advisory needs of independent professionals (IPs) working within the United States. IPs are professional or skilled non-permanent members of the corporate work force. This includes free-lance, project-based, hourly, and per diem individuals, whether incorporated, sole proprietors (classified as 1099 recipients), or W-2 employees engaged in the staffing or contractor business.

When IPs join MyBizOffice (becoming "members"), they generally become W-2 employees of Contractors Resources/2/. As their employer of record, we provide MyBizOffice members the services and infrastructure normally associated with a traditional corporate environment. However, we do not put restrictions on their independent work style; MyBizOffice members find their own projects, negotiate their own hourly billing rates, and are free to work wherever and whenever they choose.

The services we provide our members are as follows:

  -  Billing rate advice                    -  Expense reimbursement
  -  Time sheet collection                  -  Access to projects within larger
  -  Client invoicing and payment              corporations
     collections                            -  Marketing and career development
  -  State/federal/local payroll tax           advice
     filings                                -  Financial services
  -  Payrolling (providing a consistent     -  Contract administration
     tax-adjusted paycheck)
  -  Accounts receivable management
  -  Online banking and loan services

In addition, we provide a competitive benefits package that is usually more comprehensive and less expensive than that which IPs would be able to assemble on their own. Benefits include:

  -  401(k) program                 -  Disability insurance
  -  Profit sharing                 -  Professional liability insurance
  -  Health insurance               -  Deferred compensation plan
  -  Dental insurance

This benefits program is customizable to the personal needs of the member. We offer our health, dental, disability, and professional liability insurances at traditional corporate (group) rates, enabling our members to inexpensively provide their families with these necessary coverages. In addition, CR's profit sharing and 401(k) retirement plans allow members to put aside a significant portion of their pre-tax income.

Members can also take advantage of several advisory services through the MyBizOffice Web site, including up-to-date billing rate surveys and consulting industry news. The site also helps to keep contractors current on technology changes and provides directories of training resources that can help keep members' skills in line with the needs of the technology industry.

MyBizOffice is also an advocate for the independent worker. There is no potential conflict among the consulting market and the organizations that may engage them, because MyBizOffice does not bundle "hidden" fees for finding or brokering the engagements. (Thousands of "e-talent marketplaces" already provide this service.) Keeping the contract worker as the primary focal-point of the business is pivotal to our strategy.

Service Overview: The Consultant Service Center

CR's business-to-business service, the "Consultant Service Center (CSC)," targets major businesses and government agencies. It offers high-value employment, payrolling, and benefits provisioning for our clients' contingent work force. CR designed the CSC to enable businesses to reduce consultant management costs and better position themselves to efficiently engage and work with their contingent workers. We officially launched the CSC service in early 2001.

The Consultant Service Center relies on the Internet's expanded talent-finding capabilities to introduce a low-cost alternative to the traditional relationships between corporations and staffing companies. Traditionally, businesses have used staffing companies for two purposes: locating qualified consultants and providing these consultants' employment services (payrolling, tax administration, benefits, etc.). With the growth of online talent location and acquisition services, many businesses are now finding consultants without the assistance of staffing companies. However, they often have little choice but to turn to staffing companies to employ the consultant and provide the necessary employment services. In this scenario, many staffing companies will often still charge their full mark-up (generally between 25% and 50% of a consultant's hourly rate), even though they did not locate the individual.
----------
/2/ In addition to its standard W-2 membership, Contractors Resources also provides services for several single-person corporations.

The CSC gives businesses the opportunity to "unbundle" the traditional staffing company model. As such, business that find their own consultants can now turn to the CSC for their employment services. Our fee for this service is under 5% of the consultant's rate, which is significantly lower than fees or mark-ups charged by most staffing companies. As a result, we believe that the CSC provides significant value for organizations that use consultants--not by reducing costs through using inferior consultants, but by streamlining clients' consultant supply chains.

CR designed the CSC to offer its clients additional advantages such as easier consultant engagement, simplified invoice consolidation, and improved compliance with federal regulations. In addition, the CSC better enables organizations to become "consultant-friendly"--i.e., more easily able to attract, work with, and maintain consulting talent.

In addition, the Consultant Service Center provides CR with a marketing channel that supplements our MyBizOffice service in two ways. First, CR markets the more encompassing MyBizOffice service to its CSC members with the intention of converting them to MyBizOffice upon completion of their CSC-related contract. Second, we believe CR's corporate affiliations may influence MyBizOffice prospects to join MyBizOffice because such relationships enable members to more easily work within affiliated organizations.

Competition

Contractors Resources represents one alternative for independent professionals
(IPs) who choose to work outside of the "traditional" company-centric employment model. Contractors Resources is one of several options these professionals have for pursuing and building independent careers. These include:

- Working with a staffing company. Many IPs associate themselves with a staffing or professional services company/3/. These companies provide employment services (i.e., benefits, insurances, payrolling, tax administration, etc.) and actively attempt to match independent individuals with appropriate project positions. These companies typically charge a 25% to 50% mark-up on their consultants' hourly rate. There are presently thousands of staffing companies in the U.S. and around the world and their IP bases range from under 10 to several thousand.

- Working as a "1099" independent. IPs who prefer to find their own project positions often work as a sole proprietor or "1099" (so named because of the IRS form 1099 they are required to complete). These IPs are generally more experienced and are able to command higher billing rates than those who work with staffing companies, as their clients are not required to pay any mark-ups on their rate. However, 1099s are responsible for handling their own insurance, retirement programs, liability, and self-employment taxes. In addition, some businesses will not work with 1099s due to the administration associated with engaging individual contractors as well as the possibility of infringement on federal regulations concerning the classification of their work force.

- Self-incorporating. Like 1099s, individuals who choose to incorporate themselves have the flexibility to find their own projects and can generally charge higher rates than those working with staffing companies. Self-incorporating also gives IPs a more professional appearance and enables them to work with some clients who would be unwilling to work with them as 1099s. Single-person corporations, though, must take on additional administrative tasks associated with running their business and are required to pay unemployment insurance and Workmen's Compensation insurance.

- Using a "Virtual Corporate Office" or "back-office." A relatively new alternative, "back office" services provide a company-like infrastructure for IPs who prefer to find projects on their own. With the advent of the Internet, back-office services have been called Virtual Corporate Offices, as their services and financial tracking mechanisms are Internet-accessible. Like a staffing company, a Virtual Corporate Office serves as its IPs' employer of record and therefore provides services such as benefits, insurances, payrolling, tax administration, etc. Virtual Corporate Offices, however, do not charge to find projects for its IPs and are generally able to charge lower fees or mark-ups than staffing companies. Virtual Corporate Offices generally do not impede their IPs' freedom to choose their own clients, rates, and schedule. CR's MyBizOffice service falls into this category of services.
----------
/3/Staffing companies are organizations that provide skilled human resources on a non-permanent basis, meeting requirements specified by a client organization.

The first three of the above alternatives represent competitive forces to the Contractors Resources employment model, as most IPs choose to participate in one and only one of these models at a time. Currently, we estimate that fewer IPs opt for the Virtual Corporate Office alternative than any of the others. We believe this is primarily due to the fact that this is a relatively new concept and that many IPs are either unaware of this alternative or comfortable with their existing employment arrangements.

Competition within the Virtual Corporate Office market grew in 2000 as new companies began providing these types of services and others refined offerings to better align with this category. Most of the companies in this space are currently private.

CR believes that the Virtual Corporate Office employment model alternative will grow in popularity as more IPs recognize it as a viable option. As a result, CR expects that additional companies will emerge in this market and that competition will therefore intensify. CR may experience lower margins and/or a reduction in the number of members as a result of competitive forces. If we cannot compete effectively within this market, we may be unable to sustain or grow our business.

Differentiators

Contractors Resources has several differentiators that we believe will help us attain a leadership position in the Virtual Corporate Office market. They include:

- Experience. Contractors Resources has been providing contractor-focused back-office services since 1986. We believe that this represents more experience than many similar businesses, some of which have emerged in the last three years. We believe that this experience is integral to several critical business processes that are flexible, scalable, and more advanced than our current competition.

- Services for individuals and organizations. Contractors Resources believes it improved its competitive positioning in early 2001 by adding the Consultant Service Center, a suite of services that are marketed exclusively to businesses and government agencies that use IPs. This offering works in concert with, but is distinct from, our MyBizOffice service that targets individual IPs. We designed the Consultant Service Center offering to expand our overall revenue base and serve as a marketing channel to potential MyBizOffice members.

- Fully integrated online service offering. During 2000, CR completed the integrated Web-enablement of all our key business processes and financial systems. We believe that completing this conversion enables us to serve our members more efficiently and, as a result, the same number of CR support staff can administer a greater number of members. In addition, research we conducted in 1999 indicated that an online system is more appealing to our members and target market. We believe that our ability to serve greater numbers of members gives CR a critical competitive advantage.

Clients

The client base for Contractors Resources' MyBizOffice service comprises individuals. The corporate clients with which we have Master Services Agreements include many Fortune 1000 companies throughout the U.S.

Growth Strategy

As mentioned earlier, CR introduced the business-to-business Consultant Service Center offering in early 2001. We believe that the most effective way to market our services to the independent workforce is to pursue the organizations that use contract talent. As a result, CR intends to devote the majority of its sales and marketing expenditures to the pursuit of organizations that use a significant number of contracted workers.

Contractors Resources believes that the addition of and attention to our Consultant Service Center sales and marketing efforts will not preclude marketing efforts directed specifically toward growing the MyBizOffice membership. We are continuing to advertise MyBizOffice in several publications and on various Web sites. In addition, we are continuing to pursue partnerships that we believe will bring more exposure or add more services to the MyBizOffice offering.

Seasonal Considerations

There is no material seasonal effect on our Contractors Resources business.

Backlog

Due to the nature of its business, Contractors Resources does not have backlog.

Strategic Relationships

We are continually pursuing partnerships that will either augment CR's suite service offerings or better enable us to market these services to a greater number of potential members or clients.

The most prominent partnerships CR established during 2000 and the early part of 2001 include:

- Monster Talent Market. In May, 2000, CR established a two-year partnership with Monster Talent MarketSM (MTM). MTM is an area within TMP Worldwide's Monster.com online job market service that specifically targets IPs and individuals who are considering working on their own. As a result of the partnership, the MyBizOffice service has been incorporated into the MTM site as a co-branded component.

- TheBancorp.com. In October, 2000, CR established a partnership with TheBancorp.com, a provider of online banking services that are marketed through online establishments that serve as affiliates. Through this relationship, we have extended MyBizOffice's service offering to include TheBancorp.com's full suite of services, including checking and savings accounts, loans and mortgages, auto leases, an online brokerage services.

Contact Information

The Netplex Group's principal executive offices and headquarters are located at 1800 Robert Fulton Drive, Second Floor, Reston, Va., 20191. This location serves as the headquarters for the Netplex and Contractors Resources businesses.

Please direct all inquiries related to Contractors Resources to:
Tel: (703) 262-6858
Fax: (703) 506-2039
Email: info@contractorsresources.com
Web: www.contractorsresources.com and www.mybizoffice.com

Corporate Information

The following sections apply to The Netplex Group, Inc., not specifically to either of our two operating units.

Financial Information About Segments

For financial information regarding our business divisions (Netplex and Contractors Resources) see Note 16 to the financial statements.

Company Background and Development

The Company was incorporated in 1986 in New York under the name CompLink, Ltd. In 1992, CompLink completed an initial public offering to finance an effort to develop a messaging software system (which the Company no longer supports). In 1996, CompLink acquired, through a merger that was accounted for as a reverse merger, The Netplex Group, Inc. and Contractors Resources, and changed its name to The Netplex Group, Inc.

This merger provided Netplex with additional capital and enabled us to expand through acquisitions. Since 1997, Netplex acquired several companies with the intention of building our experience, technical staff, customer base, market exposure, revenue, and industry-focused expertise.

In 2000, we sold a division of a previously acquired entity, Onion Peel Solutions, and announced our intention to sell or discontinue certain operational disciplines. We believe these changes streamline our operations and better enable clients, potential clients, analysts, investors, and the general public to understand the scope of our offerings.

Geographic Positioning

The geographic scope of Netplex currently consists of five office locations. Of these, three are on the East Coast of the U.S. two are in Midwest. The Company does not have any locations outside the U.S. Revenue from sources outside the U.S. is less than 1 percent of total revenue.

Netplex is continually assessing the most suitable areas for geographic expansion and will seek to penetrate new markets when appropriate, either organically or through acquisitions.

Operations and Support

During 2000 Netplex moved its headquarters from McLean, Va., to Reston, Va., which includes its executive offices, and its marketing, legal, financial services and human resources departments.

Intellectual Property

Netplex does not hold any patents or registered trademarks. However, we consider the Netplex, Contractors Resources, and MyBizOffice names and our database of independent professionals to be highly proprietary.

Employees

As of March 1, 2001 we had approximately 525 full-time employees (including permanent and contract employees). We believe that our relations with our employees are good.

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

The risks and uncertainties described below are not the only ones potentially affecting us. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us. If any of the following risks occur, our business, results of operations, or financial condition could be harmed. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment.

WE HAVE INCURRED OPERATING LOSSES AND MAY NEVER BECOME PROFITABLE. We incurred net losses of $15.3, $7.4 and $2.5 million in the years ended December 31, 2000, 1999 and 1998, respectively. There can be no assurance that we will be profitable on a quarterly or annual basis in the future. Our quarterly operating results in the past have fluctuated and may fluctuate significantly in the future depending on factors such as the timing and delivery of significant orders and contracts, new product introductions, and changes in our pricing policies.

WE MAY BE UNABLE TO OBTAIN THE NECESSARY FUNDING TO OPERATE, EXPAND AND IMPROVE OUR BUSINESS. As of December 31, 2000 and 1999, we had negative working capital of $2.9million and $4.6 million, respectively. We may need to raise substantial additional capital to fund our operations. We are uncertain whether additional financing will be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, our shareholders will be diluted. If adequate funds are unavailable, we may delay, curtail, reduce the scope of, or eliminate the expansion of our operations and/or our marketing and sales efforts, and any of these actions could have a material adverse effect on our financial condition and business operations.

THE TIMING OF OUR REVENUES AND THE INTRODUCTION AND MARKET ACCEPTANCE OF OUR PRODUCTS MAY VARY RESULTING IN SIGNIFICANT VARIATIONS IN OUR OPERATING RESULTS. Our revenues may vary due to the number and dollar value of client engagements commenced and completed during a quarter; the number of working days in a quarter; and employee hiring and utilization rates. The timing of revenues is difficult to forecast because our sales cycle for new clients is relatively long and may depend on the size and scope of assignments and general economic conditions. Because a high percentage of our expenses are relatively fixed, a change in the timing of the beginning or end of client assignments, particularly at or near the end of any quarter, could cause operating results to significantly vary from quarter to quarter and result in reported losses for that quarter. In addition, clients can terminate our engagement at will, and we would then have a higher than expected number of unassigned persons or higher severance expenses. While we adjust professional staffs to reflect active projects, we must maintain a sufficient number of senior professionals to oversee existing client projects and help our sales force secure new client assignments. Because we perform some work on a fixed-price basis, we also bear the risk of cost overruns and inflation. New product introductions and market acceptance of new and enhanced versions of our products or the products of third parties may also significantly affect our operating results.

THE FUTURE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED SERVICES OF GENE ZAINO, OUR CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER, AND OUR ABILITY TO ATTRACT AND RETAIN TECHNICAL, MARKETING, SALES, AND MANAGEMENT PERSONNEL. Our future success depends in large part on the continued services of Gene Zaino, our Chairman, President and Chief Executive Officer. We have an employment agreement with Mr. Zaino that expires in June 2002. Our success also depends in large part upon our ability to attract and retain qualified technical project managers and information technology personnel. We believe we need to hire additional technical personnel to improve existing products and services and to develop new products and services. In addition, we believe we need to hire new sales personnel to sell our products and services. The inability to attract new personnel could have a material adverse effect on our results of operations and research and development efforts. It is difficult to locate technical, marketing, sales, and management personnel with the combination of skills and attributes required to execute our strategy. Although we have attracted and retained qualified employees, qualified project managers are in particularly great demand and will remain a limited resource for the foreseeable future. Our employees can terminate their employment at any time. Accordingly, we may be unable to continue to retain and attract qualified project managers.

BOTH OF OUR BUSINESS LINES ARE VERY COMPETITIVE AND SUBJECT TO RAPID CHANGES. The market for our business systems solutions is highly competitive. Many competitive companies have greater resources, greater expertise, or better access to capital than we do. Because we target middle-market and larger organizations with an approach that focuses on solving business problems within vertical industries, our solutions competitors fall into three categories:

- companies that focus on the development of Web-based solutions ("e-Solutions Providers"), including AnswerThink, AppNet, Cysive, Proxicom, Razorfish, and Sapient;

- companies that develop and integrate solutions for specific industries, including Carreker Corporation, First Consulting Group, LakeWest Group; and

- "Big 5" consulting companies with industry-concentrated practices, including Deloitte & Touche, KPMG, and Accenture

We believe that the principal competitive factors in the information technology services industry include responsiveness to client needs, speed of project implementation, quality of service, price, project management capability and technical expertise. The market for Contractors Resources is also competitive and changing quickly. Independent professionals, who make up the target market for CR's MyBizOffice service, have several alternatives for managing their careers that represent competitive forces. There are also a growing number of companies that provide services similar to CR's and we expect additional ones will emerge and that competition will therefore intensify. Our competitors in this regard vary in size and in scope of services.

WE MUST RESPOND QUICKLY TO TECHNOLOGICAL DEVELOPMENTS, INTRODUCTIONS OF NEW COMPETITIVE PRODUCTS AND SERVICES, AND EVOLVING INDUSTRY STANDARDS TO REMAIN COMPETITIVE. The information technology services industry is characterized by rapid technological developments, frequent introductions of new products and services, and evolving industry standards. In order to remain competitive in this rapidly evolving industry, we must continually improve the performance, features, and reliability of our services. We cannot assure you that we will be able to respond quickly, cost effectively, or sufficiently to any of these developments. Our inability to respond quickly to any such developments could cause us to lose substantial market share and could have a material adverse effect on our business, operating results, and financial condition.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH EFFECTIVELY. Although we have streamlined our operations, our long-term success will depend in part on our ability to manage growth. If we are unable to hire a sufficient number of employees with the appropriate levels of experience to effectively manage our growth, our business, financial condition, and results of operations could be materially and adversely affected.

OUR STOCK PRICE MAY BE SUBJECT TO SIGNIFICANT VOLATILITY. Our stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of our common stock in any given period. Additionally, we may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter; learning of these shortfalls late could result in an even more immediate and adverse effect on the trading of our common stock.

WE MAY BE LIABLE FOR LEGAL VIOLATIONS COMMITTED BY CONSULTANTS WE EMPLOY. Technical services firms face legal uncertainties, including the extent of liability for violations of employment and discrimination laws. Our liability can include violations of employment and discrimination laws committed by consultants we provide to our customers. We believe we comply in all material respects with all applicable rules, regulations, and licensing requirements.

WE MAY BE UNABLE TO SATISFY GUARANTEES THAT WE MAKE TO OUR CUSTOMERS DUE TO RAPID CHANGES IN OUR BUSINESS. Occasionally, we must guarantee to our customers that the integrated system that we are consulting on will operate properly when completed. Due to rapid changes in technology or other unforeseen developments, we may be unable to comply with our guarantees.

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING SHARES OF CONVERTIBLE PREFERRED STOCK AND WARRANTS WITH CONVERSION OR EXERCISE PRICES THAT FLUCTUATE BASED ON THE MARKET PRICE OF OUR COMMON STOCK. THE CONVERSION OF THESE PREFERRED SHARES AND WARRANTS COULD RESULT IN THE DILUTION OF YOUR OWNERSHIP INTEREST AND ADVERSELY IMPACT THE PRICE OF OUR COMMON STOCK. Class C Preferred Stock. To the extent that our stock price decreases and we do not exercise our right of redemption (which calls for a cash payment of $2.3 million on or before September 28, 2003) prior to conversion, the number of shares of our common stock to be issued upon conversion of our Class C Preferred Stock could increase significantly; the issuance of additional shares of common stock could substantially dilute your ownership interest and depress the price of our common stock. Additionally, the perceived risk of dilution from conversion of the Class C Preferred Stock may cause other shareholders to sell their shares before conversion or encourage short sales of our common stock; those sales could also place further downward pressure on the price of our common stock. The Class C Preferred Stock is convertible after September 28, 2003 into the number of shares equal to $2,300,000 plus accrued but unpaid dividends, divided by 25% of the 20 day average trading price of our common stock immediately prior to conversion. The conversion of the outstanding Class C Preferred Stock on the basis of the 20 day average trading price of our common stock would result in the issuance of 58,524,173 shares of common stock if the average trading price had been calculated as of March 19, 2001. The conversion of the Class C Preferred Stock into common stock may result in the sale of a significant number of shares of common stock into the market; these sales could decrease the price of our common stock. The rights and preferences of Class C Preferred Stock are discussed in Note 11 to the financial statements.

Zanett Prepaid Warrants. In connection with a private placement, we issued to Zanett Lombardier, Ltd. and/or its affiliates or designees prepaid common stock purchase warrants to purchase an aggregate number of shares of common stock equal to $1,500,000 divided by the lower of $10 or the amount obtained by multiplying the average of the 5 lowest closing bid prices for the common stock during the 20 consecutive trading day period ending on the trading day immediately preceding the date of determination or exercise by 0.65. If the market value of our common stock decreases, the number of shares of common stock to be issued upon exercise of these prepaid warrants could increase significantly and result in significant dilution in your ownership interest. For example, the exercise of these prepaid warrants on March 20, 2001 would have resulted in the issuance of 20,491,803 shares of common stock, based on the average of the 5 lowest closing bid prices for the common stock during the 20 consecutive trading day period immediately preceding that date, or $0.1126 per share.

THE EXERCISE OF CERTAIN RIGHTS BY THE HOLDERS OF OUR PREFERRED STOCK COULD RESULT IN SUBSTANTIAL DILUTION OF YOUR OWNERSHIP INTEREST AND ADVERSELY IMPACT THE PRICE OF OUR COMMON STOCK. The conversion of Series D Preferred Stock and Series E Preferred Stock and subsequent sales of common stock by the selling shareholders may depress the price of our common stock and substantially dilute your ownership interest. To the extent the Series D Preferred Stock is converted into shares of common stock and to the extent the Series E Preferred Stock is converted into shares of common stock rather than redeemed by us or dividends on the Series E Preferred Stock are paid in shares of common stock rather than cash, a significant number of additional shares of common stock may be sold into the market and could decrease the price of our common stock due to the additional supply of shares relative to demand in the market. In anticipation of the sale of a large amount of shares of our common stock upon conversion of the Series D Preferred Stock or the Series E Preferred Stock, or the payment of dividends in lieu of cash on the Series E Preferred Stock, market participants may engage in short sales of our common stock. Short sales could place further downward pressure on the price of our common stock. Additionally, the perceived risk of dilution from the occurrence of any of these events may cause shareholders to sell their shares to avoid this dilution and could therefore place further downward pressure on the price of our common stock. Under the terms of the restructuring contemplated by the Exchange, Redemption and Conversion Agreement, the remaining Series D Preferred Stock, will be convertible as of March 19, 2001 into approximately 2,107,524 shares of common stock, subject to the 4.99% limitation and 9.99% limitation described below, representing approximately 8.7% of the common stock that would be outstanding following the conversion, based upon the common shares outstanding on March 19, 2001. The conversion of, and the payment of dividends in shares of common stock in lieu of cash on, the Series D Preferred Stock may result in substantial dilution to the interests of other holders of our common stock or, when added to the number of shares acquired or held during the prior 60 days, would exceed 9.99% of our outstanding common stock. Even though no selling shareholder may convert its Series D Preferred Stock if the conversion would make the selling shareholder the beneficial owner of more than 4.99% of our then outstanding common stock, this restriction does not prevent a selling shareholder from selling a substantial number of shares in the market. By periodically selling shares into the market, the individual selling shareholders intend to sell all of their shares of common stock while never holding more than 4.99% at any specific time or exceeding 9.99% during any 60 day period. A conversion of all the Series E Preferred Stock at the fixed conversion price of $0.47 would result in the issuance of 6,382,979 shares of common stock, excluding accrued dividends. Also, dividends on the Series E Preferred Stock may be paid in shares of common stock rather than cash, which would increase this number of shares over time. We may be required to delist our shares from the Nasdaq Small Cap Market as described below, in which event trading volume of our shares and the price of our common stock might decrease substantially. The National Association of Securities Dealers, Inc. imposes certain requirements on the issuance of securities of a company listed on the Nasdaq Stock Market. For instance, any company, including our company, is required to obtain shareholder approval (or receive a waiver from the NASD) for an issuance of securities if the number of securities to be issued could equal or exceed 20% of the issuer's outstanding listed securities (immediately or by conversion). Also, the voting rights of holders of securities that are convertible into common stock based on the future stock price of the issuer cannot be disproportionate to their investment in the issuer. We believe that the issuances of our Series D Preferred Stock and the Series E Preferred Stock comply with the NASD rules. For instance, our Preferred Stock does not have voting rights, except as required by law. Both the Series D Preferred Stock and the Series E Preferred Stock limit our obligation to issue our common stock upon the conversion of the Series D Preferred Stock and the Series E Preferred Stock that exceeds 19.99% of the outstanding common stock on the respective date of issuances of the Preferred Stock unless shareholder approval or a waiver from the NASD is obtained. In order to avoid any penalty which could include the delisting of our common stock, we obtained shareholder approval for the issuance of shares of our common stock upon conversion of, or the payment of dividends on (if any), the Series D Preferred Stock in excess of 19.99% of the number of outstanding shares of common stock on March 29, 2000, the date of issuance of the Series D Preferred Stock. Similarly, we were obligated to call a meeting for stockholder approval (or obtain a waiver of the approval requirement from the NASD) with respect to the issuance of the shares of common stock issuable upon conversion of the Series E Preferred Stock. We did not however obtain this approval or waiver. Accordingly, the holders of the Series E Preferred Stock can require us to delist our stock from trading on the Nasdaq SmallCap Market, which can be expected to reduce liquidity for our stock and place downward pressure on the stock price. There is no similar limitation on our obligation to issue shares of common stock upon conversion of the Class C Preferred Stock. Consequently, the issuance of our Class C Preferred Stock may not have complied with the NASD rules. We have not sought an interpretation or waiver from the NASD with respect to the compliance with the NASD rules of the issuance of the Class C Preferred Stock. If the NASD found that we are in violation of its requirements the NASD could among other penalties possible delist our shares of common stock from the Nasdaq Stock Market in which event trading in our shares and the price of our common stock would likely decrease substantially.

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING WARRANTS, OPTIONS AND SHARES OF PREFERRED STOCK THAT COULD ADVERSELY IMPACT THE PRICE OF OUR COMMON STOCK AND OUR ABILITY TO OBTAIN ADDITIONAL FUNDING As of March 19, 2001, we had outstanding: shares of Class A Preferred Stock that were immediately convertible into 80,597 shares of common stock; shares of our Class C Preferred Stock that are convertible after September 28, 2003 into the number of shares equal to $2,300,000 plus accrued but unpaid dividends, divided by 25% of the 20 day average trading price of the common stock immediately prior to conversion, which if converted, would result in the issuance of 58,524,173 shares of common stock; 1,324 shares of our Series D Preferred Stock outstanding that were convertible on March 19, 2001, together with unpaid dividends, into a total of 2,107,524 shares of common stock, at a conversion and exercise price of $0.65625 per share; 3,000 shares of our Series E Preferred Stock that are convertible into a total of 6,382,989 shares of our common stock at a fixed price of $0.47 per share; prepaid warrants exercisable into 23,428,085 shares of common stock; and other options and warrants to purchase an aggregate of 8,264,846 shares of our common stock at a weighted average exercise price of $3.86 per share. As of March 19, 2001, there were outstanding convertible preferred shares, warrants and options to acquire up to approximately 98,788,214 shares of common stock at prices ranging from $0.0393 to $13.875 per share. The exercise of all of the outstanding warrants, including the prepaid warrants, options and/or conversion of the outstanding convertible preferred stock, would dilute the then-existing shareholders' percentage ownership of our common stock, and any sales in the public market could adversely affect prevailing market prices for our common stock. Moreover, because the holders of outstanding warrants, options and preferred stock will likely exercise or convert these securities, our ability to obtain additional equity capital could be adversely affected because we probably could obtain any needed capital on terms more favorable than those provided by the conversion of these securities. We lack control over the timing of any exercise or the number of shares issued or sold if exercises or conversions occur.

WE WILL BE PENALIZED IF WE FAIL TO MAINTAIN THE REGISTRATION OF THE SHARES UNDERLYING OUR SERIES D PREFERRED STOCK AND OUR SERIES E PREFERRED STOCK, AND THE PREPAID WARRANTS, INCENTIVE WARRANTS AND PLACEMENT AGENT WARRANTS If we fail to maintain the effectiveness of our Registration Statement for the public sale of our common shares acquired upon conversion of the Series D Preferred Stock (for any reason other than the issuance of a stop order by SEC), the holders of the Series D Preferred Stock will be entitled to demand that we redeem their remaining shares of Series D Preferred Stock at a 25% premium. If we fail to maintain the timely effectiveness of our SEC Registration Statement for the public sale of our common shares acquired upon conversion of the Series E Preferred Stock, we will be subject to a penalty, required to be paid in cash (if the Company can do so) equal to 1% of the principal (plus interest) amount of the Series E Preferred Stock then outstanding, per day (up to 15 days during any 365 day period) that such effectiveness if not obtained or maintained.

FUTURE SALES OF RESTRICTED SHARES COULD DECREASE THE MARKET PRICE OF OUR COMMON STOCK AND IMPAIR OUR ABILITY TO RAISE CAPITAL. Future sales of common stock by our existing shareholders under exemptions from registration or through the exercise of outstanding registration rights could have a material adverse affect on the market price of our common stock and could materially impair our future ability to raise capital through an offering of equity securities. A substantial number of shares of common stock are, or will be in the near future, available for sale under exemptions from registration or have been, or are being registered pursuant to registration rights and we are unable to predict the effect, if any, that market sales of these shares or the availability of these shares for future sale will have on the market price of the common stock prevailing from time to time.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR STRATEGY OF ACQUIRING OTHER COMPANIES. We intend to look for complementary businesses to acquire so that we can strengthen and expand our core business. However, we may not be able to find any attractive candidates, or we may find that the acquisition terms proposed by potential acquisition candidates are not favorable to us. In addition, we may compete with other companies for these acquisition candidates, and that competition may make an acquisition more expensive for us. Similarly, instability in the U.S. securities markets and volatility in our stock price may make acquisitions with our stock more expensive. Accordingly, our acquisition strategy may not improve our overall business, financial condition, and results of operations and could weaken them. If we are able to identify and acquire one or more businesses, the integration of the acquired business or businesses may be costly and may result in a decrease in our revenues or a decrease in the value of our common stock for the following reasons, among others: we may not adequately assess the risks inherent in a particular acquisition candidate or correctly assess the candidate's potential contribution to our financial performance; we may need to divert more management resources to integration than we planned, and this diversion may adversely affect our ability to pursue other more profitable activities; the difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures; we may not eliminate as many redundant costs as we anticipated in selecting our acquisition candidates; and an acquisition candidate may have liabilities or adverse operating issues that we failed to discover through our diligence prior to the acquisition. Consequently, any acquisition by us may not improve our business, financial condition, and results of operations in either the short-term or long-term.

WE HAVE RECEIVED NOTICE FROM THE NASDAQ STOCK MARKET, INC. THAT OUR COMMON STOCK WILL BE DELISTED FROM THE NASDAQ SMALL CAP. ACCORDINGLY, OUR STOCKHOLDERS ABILITY TO SELL OUR COMMON STOCK MAY BE ADVERSELY EFFECTED. ADDITIONALLY, THE MARKET FOR SO-CALLED "PENNY STOCKS" HAS SUFFERED IN RECENT

YEARS FROM PATTERNS OF FRAUD AND ABUSE. We have been notified by The Nasdaq Stock Market, Inc. that, because we have failed to maintain a minimum bid price of $1.00 for Common Stock on the Nasdaq Small Cap, The Nasdaq Stock Market, Inc. intends to delist our stock from the Nasdaq Small Cap. This delisting may occur as soon as March 22, 2001. In the event we are delisted, our Common Stock will likely trade on the OTCBB maintained by The Nasdaq Stock Market, Inc. Our Common Stock, when available for trading on the OTCBB, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such OTCBB securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our Common Stock and also may affect the ability of our current stockholders to sell their securities in any market that might develop therefore. In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities
Exchange Act of 1934, as amended. Upon delisting from the Nasdaq Small Cap, our Common Stock may constitute "penny stocks" within the meaning of the rules, the rules would apply to Netplex and to its securities. The rules may further affect the ability of owners of Common Stock to sell our securities in any market that might develop for them.

Shareholders should also be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases.; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

WE HAVE NEVER PAID AND DO NOT CURRENTLY INTEND TO PAY DIVIDENDS. We have never paid dividends on our common stock. We intend to retain any future earnings to finance our growth. In addition, dividends on common stock are subject to the preferences for dividends on the preferred stock. Any future dividends will depend upon our earnings, if any, our financial requirements, and other factors.

LIQUIDITY. On July 31, 2000, the Company entered into a loan agreement with a bank that was set to expire on July 31, 2002. Under the agreement the Company could borrow up to an amount equal to 85% of its eligible accounts receivable, as described in the line of credit, but not more than $6.0 million. The line of credit is secured by the Company's assets and bore interest at the bank's prime rate plus 1.75%. The terms of the line of credit required that the Company meet certain financial and other covenants, including maintaining minimum tangible net worth of $4.0 million. The Company has also agreed to maintain an interest-bearing deposit account of $2.0 million with the bank.

As of September 30, 2000, the Company was not in compliance with the tangible net worth covenant. On January 10, 2001, the Company and the bank entered into an Loan Amendment and Forebearance Agreement ("Forebearance Agreement") whereby the bank agreed to forebear from exercising its rights and remedies under the loan document due to the existing event of default until March 31, 2001; provided no additional default occurs. The tangible net worth covenant was waived for the Forbearance Period. Under the Forebearance Agreement the Company may borrow 40% of eligible accounts receivable (as defined in the loan agreement) up to $5.0 million bearing interest at the bank's prime rate plus 2.5%. In the fourth quarter of 2000, the Company applied the $2.0 million interest bearing deposit against its outstanding advance. The Company had borrowed $2,003,000 under the line of credit as of December 31, 2000.

On March 22, 2001, the Company signed a commitment letter with a finance company which will, upon closing, provide the Company with a line of credit facility which will replace its current bank line of credit. The commitment is subject to closing on formal legal documents which management expects to occur in April 2001. Upon closing, the facility will permit borrowings against eligible accounts receivable up to $4,000,000, collateralized by substantially all of the Company's assets and repayable upon demand. Subject to certain other restrictions, the borrowing base of accounts receivable will be based on 80% of outstanding accounts receivable. Interest will be payable at prime plus 1.75% (currently 9.75%). As a result of this commitment letter and discussions with its current lender, management expects the Forebearance Agreement described above to be extended to accommodate closing on this replacement facility.

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

Item 2.  Properties.

The Company leases approximately 8,000 square feet of space in Reston, VA. for its corporate offices and the operations of some business units. The Company also leases office space in other cities including, Charlotte, North Carolina, Bedford, Virginia, and Edmond, Oklahoma that serve as operating offices of its businesses. These leases expire on various dates from July 2001 to January 2004.

The Company believes that the space in its existing corporate and branch facilities are adequate for the foreseeable future to support the growth of its existing operations in the geographic areas in which it currently operates.

Item 3.  Legal Proceedings.

From time to time, the Company is subject to litigation in the ordinary course of business.

On September 4, 1997, Data Systems Analysts, Inc. ("DSA"), a software design and consulting company, filed a complaint against Technology Development Systems, Inc. ("TDS") and the Company, alleging copyright infringement and breach of the Company's agreement. The Complaint also seeks damages against XcelleNet, Inc., which the Company has indemnified. The Complaint claims damages in excess of $300,000 plus punitive damages. The Company is vigorously defending against the action although an unsuccessful mediation session and settlement conference were held in an attempt to resolve the dispute. The nature and amount of damages, if DSA's allegations are proven, appear uncertain.

In June of 2000, the Company, TDS and XcelleNet, Inc. filed a complex motion for summary judgment, asking the Court to dismiss the majority of DSA's claims in the case. DSA also filed a motion for summary judgment asking the court to enter judgment in its favor on several of its claims. The district court judge held oral arguments on the counter-motions on Friday, January 19, 2001.

On March 6, 2001, the court denied the motion by TDS and XcelleNet in its entirety. It granted plaintiff's motion for summary judgment on liability and directed that damages be tried to a jury on May 24, 2001. The provisions of the agreement that the opinion finds the Company violated could lead to substantial damages being awarded against the Company. While part of the theory for copyright damages was dismissed, another part was left to be tried. It, too, could result in substantial damages.

On March 20, 2001, the Company filed a motion for reconsideration of the granting of summary judgment on two portions of the order. There can be no assurance that reconsideration will be granted.

XcelleNet has reached an agreement in principle to settle that portion of the case against it in the amount of damages proven at trial on the claims against XcelleNet, and has reserved its indemnity claim against the Company.

In December 2000, TMP filed suit against the Company and its Contractors Resources subsidiary alleging that the Company failed to make a quarterly cash payment under its co-branding agreement with TMP. The complaint seeks a judgment of approximately $464,000. The Company has disputed the allegations, denying all liability and has asserted affirmative defenses, including that TMP did not perform the agreement as required. Since filing the suit, TMP has also notified the Company that it has failed to make another payment under the agreement but this alleged default has not yet become part of the litigation. While initial discovery had commenced, both parties have agreed to stay all further discovery pending a conference with the Court. Management believes it has meritorious defenses in this matter and the outcome will not have a material adverse impact on its financial condition or results of operations.

The principal risks that the Company insures against are workers' compensation, personal injury, property damage, general liability, and fidelity losses. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's Common Stock holders during the Company's fourth quarter ended December 31, 2000.

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

Price Range of Common Stock

The quotations set forth in the table reflect inter-dealer prices from NASDAQ, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

1999                               High         Low
----                              ------       -----
1st Quarter....................   $ 3.50       $0.97
2nd Quarter....................   $ 3.44       $2.44
3rd Quarter....................   $ 3.38       $2.25
4th Quarter....................   $11.62       $1.66
2000
----
1st Quarter....................   $19.50       $9.13
2nd Quarter....................   $12.44       $1.75
3rd Quarter....................   $ 2.94       $0.72
4th Quarter....................   $ 1.06       $0.06

The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings, if any, to finance future development.

As of March 1, 2001 there were approximately 150 holders of record of the Company's Common Stock. The Company believes that at such date there were in excess of 6,767 beneficial owners of the Company's Common Stock.

Recent Sales of Unregistered Securities

The Company sold the following securities in the past three years that were not registered under the Securities Act of 1933, as amended.

In February, 1998, the Company sold 80,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at a price of $1.80 per share, for an aggregate of $100,000. The warrants have a 5-year term and are immediately exercisable. This transaction was completed without an underwriter and exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

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

In September, 1998, the Company sold 1,700 units for $1,000 per unit and warrants to purchase 141,667 shares of Common Stock at an exercise price of $1.3938 per share for an aggregate of $1.7 million to accredited investors.
Each unit consists of a warrant to purchase the number of shares of Common Stock computed by dividing $1,700,000 by 1,019,000. The warrants have a 10-year term and are immediately exercisable. The Company paid a placement fee of $175,000 and issued the placement agent 50,000 shares of Common Stock. The placement agent for this transaction was Zanett Securities Corporation. Exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

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

In October, 1998, the Company issued 643,770 shares of Class B Preferred Stock to Applied Intelligence Group, Inc. in connection with the purchase of such company's information technology consulting business. Each share of Class B Preferred Stock was immediately convertible into one share of Common Stock. No dividends were payable on Class B Preferred Stock.

On January 28, 1999, the Company issued a note for $800,000, at 14% annual interest, through a private placement to an accredited investor. On December 15, 1999, the note was exchanged for an increase in the number of shares that the Company's Class C Convertible Preferred Stock is convertible into. Class C shares are not eligible for conversion to Common Stock until September 30, 2003 and are redeemable by the Company for a cash payment of $2.3 million on or before September 28, 2003.

In March 2000, the Company sold 10,000 shares of convertible Series D Preferred Stock that resulted in net proceeds to the Company of $9.4 million. The conversion ratio of the preferred to common was established based on 120% of the weighted average stock price during the thirty trading day period between April 3, 2000 and May 16, 2000, which was $5.87 per share. The Series D Preferred Stock securities purchase agreement's call option provision, relating to the time the Company must obtain additional financing, was amended effective July 31, 2000.

The amendment extended the call option trigger date to October 31, 2000 (previously August 1, 2000). The conversion price of the preferred stock and the exercise price of the related warrants are based upon 120% of the weighted average price of the Company's Common Stock for 15 consecutive trading days beginning the first day after the holders are entitled to exercise the call option.

On November 10, 2000, the Company entered into an Exchange, Redemption and Conversion Agreement (the "Exchange Agreement") with the holders of the Company's Series D Preferred Stock that provided for the following:

  - the exchange of $6,177,000 of the original face amount of the Series D Preferred Stock and warrants held by the holders of the Series D Preferred Stock in exchange for the Company's issuance of $3,000,000 of its new Series E Preferred Stock;

  - the waiver by the holders of the Series D Preferred Stock of their right to receive further dividends under the Series D Preferred Stock

  - the waiver of certain other rights of the holders of the Series D Preferred Stock, including the right to acquire additional shares of Series D Preferred Stock, the right to require the Company to redeem the Series D Preferred Stock upon the occurrence of certain events beyond the Company's control, and the waiver of certain anti- dilution rights.

Also, as part of the agreement, the Company redeemed 500 of the remaining 3,823 shares of Series D Preferred Stock at their original face value of $500,000, and sold to the holders of the Series D Preferred Stock 1,000 shares of the Company's common stock at a price of $0.65625 per share. As a result of that sale, the remaining 3,323 shares of Series D Preferred Stock have an adjusted conversion price of $.65625. Upon execution of the agreements, the Series D Preferred Stockholders converted 1,178 shares of Series D Preferred Stock into 1,808,473 shares of common stock. The remaining 2,145 shares of Series D Preferred Stock that they hold were convertible into 3,293,020 shares of common stock. As of March 19, 2001, there was 1,324 shares of Series D Preferred Stock which are convertible into 2,017,524 shares of common stock.

The Series E Preferred Stock has terms similar to the restructured Series D Preferred Stock, with the primary exceptions being that the Series E Preferred Stock was redeemable for $3,000,000 at the Company's option on or before April 30, 2001, provided that the Company redeems at least $1,500,000 of such stock on or before January 30, 2001 which the Company did not redeem. The Series E Preferred Stock accrues dividends at the rate of 7% per year. The Series E Preferred Stock is convertible into shares of common stock at a conversion price of $0.47 per share equal to 6,382,979 shares. Pursuant to a related Registration Rights Agreement, the Company registered with the Securities and Exchange Commission the 1,000 additional shares of common stock sold as part of the transaction as well as the shares issuable to the holders of the Series E Preferred Stock upon conversion of that stock to common stock.

On March 29, 2000, the Company sold 1,500 units for $1,000 per unit in a private placement for $1.5 million ($1.3 million after fees and expenses). Each unit sold consisted of a prepaid Common Stock purchase warrant entitling the holder to acquire such number of shares of the Company's Common Stock as is equal to $1,000 divided by an adjustable exercise price and an incentive warrant to acquire 78,000 shares of Common Stock. The Company also granted the placement agent a warrant to purchase 39,000 shares of Common Stock plus a placement fee and a non-accountable expense allowance equal to 12.53% of the proceeds of the offering. The placement agent for this transaction was Zanett Securities Corporation. Exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

During the years ended December 31, 2000, 1999 and 1998, 29,364, 877,612 and 141,865 shares of Class A Preferred Stock were converted into the same number of shares of Common Stock, respectively. During the year ended December 31, 1999, the 643,770 shares of Class B Preferred Stock were converted into the same number of shares of Common Stock. The Class C Preferred Stock is not eligible for conversion to Common Stock until September, 2003. On November 10, 2000 the Company converted 1,178 and 6,177 shares of Class D Preferred Stock into 1,808,473 shares of Common Stock and 3,000 shares of Class E Preferred Stock, respectively. See Note 11 to the financial statements.

Item 6.  Selected Financial Data

Year ended December 31
                                                2000        1999        1998          1997        1996
                                             ---------    --------    --------    ----------    --------
                                                   (amounts in thousands, except per share data)
Revenues (1)                                $   16,780   $  15,901   $  39,135   $    40,468   $  33,525
Cost of revenues                                 9,404       8,341      36,660        36,085      31,314
                                             ---------    --------    --------    ----------    --------
Gross profit                                     7,374       7,560       2,475         4,383       2,211
Expenses:
  Selling, general and administrative           21,228      13,530       5,555         7,230       4,770
  Restructuring costs                            1,512          --          --            --          --
  Acquired in-process technology                    --          --         250            --          --
                                             ---------    --------    --------    ----------    --------
Operating loss                                 (15,364)     (5,970)     (3,330)       (2,847)     (2,559)
Interest expense and (other income), net            41         384         154           (26)         38
                                             ---------    --------    --------    ----------    --------

Loss from continuing operations before
 income taxes                                  (15,405)     (6,354)     (3,484)       (2,873)     (2,521)
Income tax (benefit) provision                      --          --          --            --         (34)
                                             ---------    --------    --------    ----------    --------
Loss from continuing operations before
 minority interest                             (15,405)     (6,354)     (3,484)       (2,873)     (2,487)
Minority interest                                  482          83          --            --          --
                                             ---------    --------    --------    ----------    --------
Loss from continuing operations                (14,923)     (6,271)     (3,484)       (2,873)     (2,487)
Discontinued operations:
Income (loss) from discontinued
 operations (net of income taxes)                 (850)     (1,152)        935            --      (1,332)
Gain on sale of discontinued operations
 (net of income taxes)                             513          --          --            --       1,820
                                             ---------    --------    --------    ----------    --------
Net loss                                       (15,260)     (7,424)     (2,549)     (2,873)-      (1,999)
Preferred Stock dividend                        (1,076)       (500)       (316)           --          --
                                             ---------    --------    --------    ----------    --------
Loss applicable to common shareholder       $  (16,336)  $  (7,924)  $  (2,865)  $    (2,873)  $  (1,999)
                                             =========    ========    ========    ==========    ========

Basic and diluted earnings (loss) per
 common share
  Continuing operations                     $    (0.87)  $   (0.54)  $   (0.41)  $     (0.46)  $   (0.51)
  Discontinued operations                        (0.02)      (0.09)       0.10            --        0.09
                                             ---------    --------    --------    ----------    --------
    Total                                   $    (0.89)  $   (0.63)  $   (0.31)  $     (0.46)  $   (0.42)
                                             =========    ========    ========    ==========    ========
  Weighted average common shares
   outstanding, basic and diluted               18,356      12,516       9,260         6,821       5,026
                                             =========    ========    ========    ==========    ========
At year-end
  Total assets                              $   17,690   $  22,662   $  20,651   $     6,912   $   9,889
                                             =========    ========    ========    ==========    ========
  Stockholders' equity                      $    4,179   $   6,862   $   6,355   $     1,331   $   3,239
                                             =========    ========    ========    ==========    ========

------------
(1) Effective January 1, 1999, Contractors Resources revenues represent only the fees realized for services rendered to the independent contractor. Prior to that date, revenues included the gross fees charged to the third party customer being serviced by the independent contractor.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following table sets forth the revenue, gross profit, expenses, and income of each of the business areas for the years ended December 31, 2000, 1999, and 1998.

Consolidated Operating Results by Segment

                                                                 Year Ended December 31,
(amounts in thousands)                                  2000              1999              1998
                                                  --------------    --------------    --------------
Operating revenues
Netplex                                           $       15,241    $       14,527    $        3,954
Contractors Resources                                      1,539             1,374            35,181
                                                  --------------    --------------    --------------
 Operating revenues                                       16,780            15,901            39,135
                                                  --------------    --------------    --------------
Gross profit
Netplex                                                    6,365             6,584             1,150
Contractors Resources                                      1,011               976             1,325
                                                  --------------    --------------    --------------
 Gross profit                                              7,376             7,560             2,475
                                                  --------------    --------------    --------------
Gross profit percentage
Netplex                                                     41.8%             45.3%             29.1%
Contractors Resources                                       65.7%             71.0%              3.8%
                                                  --------------    --------------    --------------
 Gross profit percentage                                    44.0%             47.5%              6.3%
                                                  --------------    --------------    --------------
Operating expenses
Netplex                                                    5,895             3,823             1,209
Contractors Resources                                      4,964             2,533             1,144
                                                  --------------    --------------    --------------
 Operating Expenses                                       10,859             6,356             2,353
                                                  --------------    --------------    --------------
Segment EBITDA
Netplex                                                      470             2,761               (59)
Contractors Resources                                     (3,953)           (1,557)              181
                                                  --------------    --------------    --------------
 Segment EBITDA                                           (3,483)            1,204               122
                                                  --------------    --------------    --------------
Corporate expenses                                         7,811             5,542             2,210
                                                  --------------    --------------    --------------
EBITDA                                                   (11,294)           (4,338)           (2,088)
Restructuring charges                                      1,512                --                --
Interest, taxes, depreciation & amortization               2,117             1,934             1,396
                                                  --------------    --------------    --------------
Loss from continuing operations                          (14,923)           (6,272)           (3,484)
Income (loss) from discontinued operations net
 of income tax                                              (850)           (1,152)              935
Gain on sale of discontinued operations net of
 tax                                                         513                --                --
                                                  --------------    --------------    --------------
Net loss                                          $      (15,260)   $       (7,424)   $       (2,549)
                                                  ==============    ==============    ==============

RESULTS OF OPERATIONS

2000 Compared to 1999

Revenue for the year ended December 31, 2000 increased $0.9 million or 5.5% to $16.8 million, compared to $15.9 million for the same period in 1999. This increase includes a $0.7 million or 4.9% increase in Netplex revenue and a $0.2 million or 12.0% increase in Contractors Resources revenue.

Gross profit for the year ended December 31, 2000 decreased $0.2 million or 2.4% to $7.4 million, compared to $7.6 million for the same period in 1999. Contractors Resources gross profit for the year ended December 31, 2000 remained relatively unchanged from the same period in 1999 while Netplex gross profit for the year ended December 31, 2000 decreased $0.2 million or 3.3% to $6.4 million, compared to $6.6 million for the same period in 1999.

Gross profit margins decreased to 44.0% for the year ended December 31, 2000 compared to 47.5% for the same period in 1999. Netplex gross profit margins decreased from 45.3% in 1999 to 41.8% in 2000. This decrease in

Netplex gross margin was primarily due to lower technical staff utilization levels in the year ended December 31, 2000 compared to the same period in 1999. Contractors Resources gross profit margin decreased from 71.0% in 1999 to 65.7% in 2000.

Segment operating expenses for the year ended December 31, 2000 increased $4.5 million or 70.8% to $10.9 million from $6.4 million for the same period of 1999. This increase included increases in Netplex and Contractors Resources of $2.1 million or 54.2% and $2.4 million or 96.0%, respectively. The increase in Netplex operating expenses was primarily attributable to increased expenditures in marketing and sales. The increase in the Contractors Resources' operating expenses was due primarily to the fees paid to TMP Interactive, Inc. under the co-branding services arrangement of approximately $1.0 million and expenses associated with the development of the web site in 2000.

Segment loss for the year ended December 31, 2000 was $3.5 million as compared to a segment income of $1.2 million for the same period of 1999, a decline of $4.7 million or 389.3%. This decline includes decreases in segment profits from Netplex and Contractors Resources of $2.3 million or 83.0% and $2.4 million or 153.9%, respectively.

Corporate expense for the year ended December 31, 2000 increased $1.8 million or 30.1% to $7.8 million from $6.0 million in the same period of 1999. This increase reflects additional expenditures required to support the growth of operations and the integration of acquisitions. Subsequently, as a result of the restructuring and discontinued operations, corporate expenses are expected to decrease.

Restructuring charges of $1.5 million for the year ended December 31, 2000 were the result of the closing of the Company's Roseland, New Jersey office, including related workforce reductions. There was no comparable charge in the same period of 1999.

Earnings (from continuing operations) before interest, income taxes, depreciation and amortization ("EBITDA") for the year ended December 31, 2000 was a loss of $11.3 million as compared to a loss of $4.3 million for the same period of 1999, a decline in EBITDA of $7.0 million or 162.8%. The components of this decrease are discussed above.

Depreciation, amortization, interest expense and minority interest for the year ended December 31, 2000 increased $0.2 million to $2.1 million from $1.9 million for the same period in 1999. This increase is principally due to the amortization of the internally developed web application software for the Contractors Resources operation.

Loss from discontinued operations for the year ended December 31, 2000 was $0.9 million compared to $1.2 million for the same period in 1999, an decrease of $0.3 million or 26.2%. See Note 3 to the financial statements for a description of the discontinued operations.

Gain on the disposal of discontinued operations for the nine month period ended December 31, 2000 was $0.5 million. There was no comparable gain in the same period of 1999. See Note 3 to the financial statements for a description of the gain on the disposal of discontinued operations.

No provision for income taxes was required for the year ended December 31, 2000 due to the generation of net losses. No provision for income taxes was required for the year ended December 31, 1999 due to utilization of net operating loss carryforwards generated in previous years.

Net loss for the year ended December 31, 2000 was $15.3 million compared to $7.4 million in the same period of 1999, a decrease of $7.8 million or 105.5%. The components of this decrease are discussed above.

1999 Compared to 1998

Revenue for the year ended December 31, 1999 was $53.1 million (recognizing CR revenue on a gross basis, see Note 2 to the financial statements), an increase of $14.0 million or 35.1% from $39.1 million for the year ended December 31, 1998. This increase includes a $10.6 million or 267.4% increase in Netplex revenue and a $3.4 million or 9.8% increase in Contractors Resources revenue recognized on the gross basis. The growth in Contractors Resources revenues is to due to an increase in the number of contractor members. The growth in Netplex revenue was primarily attributable to the increased revenue from a full years revenue of AIG which was acquired by the Company September 1, 1998.

Gross Profit for the year ended December 31, 1999, increased $5.1 million or 205.5% to $7.6 million as compared to $2.5 million for 1998. This increase includes an increased gross profit in Netplex $5.4 million or 472.5%, offset by a decrease in gross profit for Contractors Resources of $0.3 million or 26.3%. The increase in the gross profit for Netplex resulted from a full year of operations of AIG.

Segment operating expenses for the year ended December 31, 1999, increased $4.0 million or 170.1% to $6.4 million from $2.4 million for the same period in 1998. This increase includes increases in Netplex and Contractors Resources operating expenses of approximately $2.6 million or 216.2% and $1.4 million or 121.4%, respectively. The increase in operating expenses for Netplex are primarily due to the acquisition of AIG. The increase in Contractors Resources is primarily due to increases in sales and marketing costs.

Segment income for 1999 was $1.2 million, increased $1.1 million or 886.9% from $0.1million in 1998. This was primarily due to an increase in segment income from Netplex of $2.8 million, or 216.2% offset by the segment loss from Contractors Resources of $1.7 million or 960.2%.

Corporate expense for the year ended December 31, 1999, increased $3.3 million or 150.8% to $5.5 million from $2.2 million in the same period of 1998. This increase reflects an additional investment in corporate development capability and infrastructure to support the growth of operations.

Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") for the year ended December 31, 1999, was a loss of $4.3 million as compared to a loss of $2.1 million for the same period of 1998 a decline in EBITDA of $2.2 million. The components of this $2.2 million are discussed above.

Depreciation, amortization, and interest expense for the year ended December 31, 1999, increased $0.5 million to $1.9 million from $1.4 million for the same period of 1998. This increase is principally due to additional amortization and depreciation from acquisitions and increased borrowings under the Company's line of credit facility to support growth during the year ended December 31, 1999.

Due to the generation of net losses, no provision or benefit for income taxes was recorded for either the year ended December 31, 1999 or 1998. Any tax benefits associated with net operating losses have been fully reserved for by a valuation allowance.

The net loss in 1999 increased $4.9 to $7.4 million from $2.5 million in 1998. The components of this increase are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had cash and cash equivalents of $3.8 million.

The following increased the Company's liquidity and capital resources:

For the year ended December 31, 2000, the Company's cash decreased by $0.5 million. This decrease resulted primarily from the $15.2 million operating loss which was partially offset by $10.7 million of proceeds from the sale of stock and prepaid warrants and $2.9 million of proceeds from the exercise of stock options and warrants.

On July 31, 2000, the Company entered into a loan agreement with a bank that was set to expire on July 31, 2002. Under the agreement the Company could borrow up to an amount equal to 85% of its eligible accounts receivable, as described in the line of credit, but not more than $6.0 million. The line of credit is secured by the Company's assets and bears interest at the bank's prime rate plus 1.75%. The terms of the line of credit required that the Company meet certain financial and other covenants, including maintaining minimum tangible net worth of $4.0 million. The Company has also agreed to maintain an interest-bearing deposit account of $2.0 million with the bank.

As of September 30, 2000, the Company was not in compliance with the tangible net worth covenant. On January 10, 2001, the Company and the bank entered into an Loan Amendment and Forebearance Agreement ("Forebearance Agreement") whereby the bank agreed to forebear from exercising its rights and remedies under the loan document due to the existing event of default until March 31, 2001; provided no additional default occurs. The Company and the bank agreed the Company does not need to comply with the tangible net worth covenant set forth in the loan agreement. Under the Forebearance Agreement the Company may borrow 40% of eligible accounts receivable (as defined in the agreement) up to $5.0 million bearing interest at the bank's prime rate plus 2.5%. In the fourth quarter of 2000, the Company applied the $2.0 million interest bearing deposit against its outstanding advance. Outstanding advances were $2.0 million and $5.1million at December 31, 2000 and 1999, respectively.

On March 22, 2001, the Company signed a commitment letter with a finance company which will, upon closing, provide the Company with a line of credit facility which will replace its current bank line of credit. The commitment is subject to closing on formal legal documents which management expects to occur in April 2001. Upon closing, the facility will permit borrowings against eligible accounts receivable up to $4,000,000, collateralized by substantially all of the Company's assets and repayable upon demand. Subject to certain other restrictions, the borrowing base of accounts receivable will be based on 80% of outstanding accounts receivable. Interest will be payable at prime plus 1.75% (currently 9.75%). As a result of this commitment letter and discussions with its current lender, management expects the Forebearance Agreement described above to be extended to accommodate closing on this replacement facility.

Capital expenditures for the year ended December 31, 2000, were $1.3 million.

Dividends of approximately $367,000 were paid on the Company's Class A, Class C and Class D Cumulative Preferred Stock during the year ended December 31, 2000. The Company issued 190,608 shares of Common Stock in lieu of approximately $125,000 of such dividends. At December 31, 2000, accrued dividends on the Company's Class C, Class D and Class E Preferred Stock were approximately $166,000.

During the year ended December 31, 2000, 29,364 shares of Class A Preferred Stock were converted into the same number of shares of Common Stock. The Class C shares are not eligible for conversion to Common Stock until September, 2003. The conversions of the Class A Cumulative Preferred Stock during the year ended December 31, 2000 will reduce the Company's obligation for dividend payments by approximately $6,000 annually.

Stock options and warrants to purchase 2,093,005 shares of the Company's Common Stock were exercised during the year ended December 31, 2000, generating cash proceeds to the Company of $2.9 million.

In March 2000, the Company raised an additional $9.4 million for 10,000 shares of its Class D Preferred Stock and $1.3 million in the sale of 1,500 units in a private placement whereby each unit consisted of a prepaid Common Stock purchase warrant entitling the holder to acquire such number of shares of the Company's Common Stock as is equal to $1,000 divided by an adjustable exercise price and an incentive warrant to acquire 78,000 shares of Common Stock. The proceeds of these equity sales have been used to provide additional working capital. In November 2000, the Company redeemed 500 shares of Preferred Class D shares for $500,000 in connection with the restructuring of the Class D Preferred Stock (see Note 11 to the financial statements).

Future Plans.
-------------

The Company believes that based on its current operating plan, that cash generated from operating activities, borrowings on its line of credit facility coupled with its recent equity infusions will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. Beginning in the third quarter of 2000 and continuing into early 2001, management has taken a number of steps to reduce its operating cash flow requirements, including closing certain facilities and combining others, reducing administrative staff, disposing of non-strategic business units and implementing other cost containment initiatives. If cash generated from operations is insufficient to satisfy the Company's liquidity needs, the Company may seek to increase its line of credit, sell convertible debt or equity securities. However, no assurances can be given that any such addition financing sources will be available on acceptable terms or at all. The sale of additional convertible debt or equity securities could result in dilution to the Company's stockholders. The Company has no current plans, agreements, and commitments and is not engaged in any negotiations with respect to such transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item. The Company's carries variable rate debt under its line of credit with an interest rate that approximates the market rate.

Item 8.  Financial Statements and Supplementary Data

See Consolidated Financial Statements listed in the accompanying index to Consolidated Financial Statements on Page F-1 herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

For the years ending December 31, 2000 and 1999, Grant Thornton LLP, independent certified public accountants, examined our financial statements. The shareholders have ratified the selection of Grant Thornton LLP as our auditors for the year ending December 31, 1999 and have approved the appointment of Grant Thornton LLP as our auditors for the year ending December 31, 2000.

During 1999 and 2000, there were no "disagreements" between Grant Thornton LLP and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

As reported on our Form 8-K filed May 21, 1999, on May 14, 1999, KPMG LLP resigned as our independent accountants. As stated in our Form 8-K filed May 21, 1999, the report of KPMG LLP on our financial statements for the fiscal year ended December 31, 1998 did not contain adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Additionally, as stated in the Form 8-K, in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 1998, and in the interim period subsequent to December 31, 1998, preceding the date of KPMG's resignation, there were no "disagreements" with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which "disagreement" if not resolved to the satisfaction of KPMG would have caused KPMG to make reference to the matter in their report.

As stated in our Form 8-K filed June 2, 1999 and in the exhibits thereto, by letter purported to be dated May 13, 1999, delivered to our audit committee by facsimile on May 21, 1999, KPMG advised us that KPMG believed that there was a matter involving our internal control structure and its operation that KPMG considered to be a "reportable condition" under standards established by The American Institute of Certified Public Accountants. In the letter dated May 13, 1999, and an ensuing letter addressed to the Securities and Exchange Commission in response to the Item 4 disclosures set forth in our Form 8-K filed May 21, 1999, which letters were filed as Exhibits 16.1 and 16.2, respectively, to the Form 8-K filed June 2, 1999, KPMG stated that the matter referred to a lack of an adequate system of financial reporting, and more specifically, indicated that:

  - during KPMG's audit of our 1998 financial statements, KPMG noted that we had to seek extensions on several of our required filings with the Securities and Exchange Commission and that we had to amend our Forms 10-Q previously filed for the first three quarters of 1998;

  - KPMG believed that our system of financial reporting was not adequate to enable us to report accurate and timely financial information;

  - KPMG believed that our process for accumulating financial data neither provided management with sufficient time to evaluate the data in an effort to ensure accurate financial reporting nor did it enable us to meet financial reporting deadlines in a timely manner; and

  - KPMG believed that our system of financial reporting did not include a periodic process of evaluating our financial reporting policies in light of significant events or changes in circumstances which might impact those policies.

As described in our Form 8-K filed June 2, 1999, we disagreed with KPMG's assertion of a "reportable condition" and furthermore, we were of the view that the "reportable condition" described in KPMG's letter did not rise to the level of a "reportable event" as defined in Item 304 of Regulation S-K. Because KPMG resigned before we received either letter, neither we nor our audit committee had an opportunity to discuss the matters with KPMG.

The reports of our principal accountants on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits for the two most recent fiscal years, there have been no disagreements with our principal accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of our principal accountants, would have caused them to make reference thereto in their report on the financial statements for these years.

We engaged the firm of Grant Thornton LLP, as of November 13, 1999, to act as our independent accountants. Our audit committee and Board of Directors approved the engagement of Grant Thornton LLP. We authorized KPMG LLP to respond fully to any inquiries of Grant Thornton LLP. We have not consulted with Grant Thornton LLP regarding the application of accounting principles as to a specified transaction or the type of opinion that might be rendered on our financial statements or any matter that was either the subject of a "disagreement" or a "reportable event" prior to their engagement as our independent accountants.

                                   PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table lists the names and ages of all of our executive officers and directors and the positions and offices held by each individual:

Name                      Age                      Title
-------------------------------------------------------------------------
Gene Zaino                 43      Chief Executive Offices, Chairman,
                                   President and Director (Class III)
-------------------------------------------------------------------------
Peter Russo                54      Chief Financial Officer and Treasurer
-------------------------------------------------------------------------
Richard Goldstein          53      Director (Class III)
-------------------------------------------------------------------------
Steven L. Hanau            56      Director (Class II)
-------------------------------------------------------------------------
J. Alan Lindauer           61      Director (Class I)
-------------------------------------------------------------------------

Gene Zaino has been a director of Netplex since August 1995 and became our Chief Executive Officer and Chairman upon completion of the merger with Netplex in June 1996. From November 1995 through the completion of the merger, Mr. Zaino functioned in the capacity of Chief Executive Officer. Mr. Zaino started his career at KPMG LLP in 1980. He was a founding principal of a subsidiary of Evernet Systems, Inc., which was acquired by Control Data Systems, Inc. in 1993. In January 1994, Mr. Zaino developed the business plan that led to the formation of Netplex. Mr. Zaino is a graduate of the University of Pennsylvania's Wharton School of Business and is a Certified Public Accountant.

Peter Russo joined Netplex in January, 2000 as our Chief Accounting Officer and was promoted to Chief Financial Officer in October 2000. Mr. Russo was the Executive Vice President and Chief Financial Officer for Template Software, from May 1999 to January 2000, Senior Vice President and Chief Financial Officer at Computer People, Inc. from April 1997 to May 1999, Senior Vice President and Chief Financial and Administrative Officer at TRC Companies, Inc. from June 1993 to April 1997 and Treasurer and Controller at Gerber Scientific, Inc. from May 1990 to June 1993. Prior to that, Mr. Russo spent 11 years with a predecessor to Pricewaterhouse Coopers, from 1969 to 1980, the last four years as Senior Audit Manager. Mr. Russo holds a bachelor's degree in accounting from Niagara University and is a Certified Public Accountant.

Richard Goldstein has served as a director of Netplex since July 1996. Mr. Goldstein has been a Partner of Tocci, Goldstein and Company, L.L.P., a New York City-based C.P.A. firm since 1992. Prior to 1992, Mr. Goldstein was a Tax Partner with KPMG LLP. Mr. Goldstein holds a Bachelor of Business Administration in Accounting and Master of Business Administration in Taxation from the City University of New York and is a Certified Public Accountant.

Steven Hanau became a director of Netplex in July 1998. Mr. Hanau has served as President of Enterprise Services at Wang Global since August 1996. Prior to 1996, Mr. Hanau spent eight years at I-NET, becoming its President of Enterprise Services until Wang Global acquired I-NET. Mr. Hanau spent twenty two years in the U.S. Army, holding high level positions with the Army Chief of Staff and the Office of the Secretary of Defense. Mr. Hanau holds a degree from the United States Military Academy and earned advanced degrees in operations research from Stanford University and in business administration from Long Island University.

J. Alan Lindauer became a director of Netplex in November 1998. Mr. Lindauer has also been serving as a director of Waterside Capital Corporation since July 1993 and was named as its President and Chief Executive Officer in March 1994. Mr. Lindauer has also served as President of JTL, Inc., since 1986. Also since 1986, Mr. Lindauer has served as a director of Commerce Bank of Virginia. In 1963, Mr. Lindauer started Minute-Man Fuels, which he managed until 1985. Mr. Lindauer holds a Bachelor of Business Administration in Accounting and a Master of Business Administration from Old Dominion University. He is a Certified Management Consultant.

Board Composition. Our amended Certificate of Incorporation currently authorizes six (6) directors. Our Board of Directors currently consists of four
(4) members. Our amended Certificate of Incorporation provides that our board of directors will be divided into three classes, Class I, Class II, and Class III, with each class serving staggered three-year terms. The initial Class I director, J. Alan Lindauer, was reelected to office at the 2000 annual meeting of shareholders and will hold office until the 2003 annual meeting of shareholders. The initial Class II director, Steven

L. Hanau, will hold office until the 2001 annual meeting of shareholders. The initial Class III directors, Gene Zaino and Richard Goldstein, will hold office until the 2002 annual meeting of shareholders. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This staggered classification of the board of directors may have the effect of delaying or preventing changes in control or management.

Section 16(a) Beneficial Ownership Reporting Compliance

Richard Goldstein filed four late Form 4's representing 5 transactions. Additionally Mr. Goldstein failed to file the Form 4 for those transactions but rectified the situation by filing a Form 5 on February 5, 2001.

Item 11.  Executive Compensation.

The following table sets forth, for the fiscal years indicated, all compensation the Company paid to Gene Zaino, Chief Executive Officer and Peter J. Russo, Chief Financial Officer. The Company had no other executive officers, whose salary and bonus exceeded $100,000 for the year ended December 31, 2000.

Summary Compensation Table

                                                                                         Long-Term
                                                          Annual Compensation        Compensation Awards
------------------------------------------------------------------------------------------------------------------------
                                                                                    Securities Underlying      All Other
    Name and Principal Position                        Fiscal Year     Salary($)            Options            Compensation
---------------------------------------------------------------------------------------------------------------------------
Gene Zaino, Chairman, CEO and President (1)                  2000       $275,000                700,000           $14,140
---------------------------------------------------------------------------------------------------------------------------
                                                             1999       $744,537                  7,500           $13,000
---------------------------------------------------------------------------------------------------------------------------
                                                             1998       $140,747                     --           $15,000
---------------------------------------------------------------------------------------------------------------------------
Peter J. Russo, Senior Vice-President and CFO (2)            2000       $182,211                300,000             4,663
---------------------------------------------------------------------------------------------------------------------------

(1) Mr. Zaino is employed under an employment agreement through June 2002 pursuant to which he is currently paid a base salary of $275,000 per annum. In addition, pursuant to his employment agreement, Mr. Zaino may also receive an annual bonus at the sole discretion of the Board, based upon the financial and operating performance of the Company, which shall not exceed 60% of base salary. The Board approved additional compensation in the form of an annual cash incentive for the year ended December 31, 1999 for Mr. Zaino in the amount of $545,902. The net proceeds of this cash incentive were used to repay a 1997 loan from the Company in January 2000. The Company did not accrue any incentive compensation in 2000 on behalf of Mr. Zaino. The Company has and is the beneficiary under a key-person life insurance policy for $2 million on Mr. Zaino.

(2) Mr. Russo is employed under an employment agreement through January 3, 2002 pursuant to which he is currently paid a base salary of $200,000 per annum. Mr. Russo is also entitled to receive an annual bonus based on the financial and operating performance of the Company. The Company did not accrue any incentive compensation in 2000 on behalf of Mr. Russo. In addition, pursuant to his employment agreement, Mr. Russo is entitled to receive 12 months base pay upon change of control.

Aggregated Option Exercises and Fiscal Year-end Option Values

                      Shares                     Number of Securities Underlying       Value of Unexercised
                    Acquired on      Value          Unexercised Options at            In-The-Money Options at
                   Exercise (#)   Realized ($)        December 31, 2000                December 31, 2000 (1)
--------------------------------------------------------------------------------------------------------------
Name                                              Exercisable     Unexercisable   Exercisable   Unexercisable
--------------------------------------------------------------------------------------------------------------
Gene Zaino              100,000        $6,000           618,750          603,750            --              --
--------------------------------------------------------------------------------------------------------------
Peter J. Russo          100,000        $6,000                --          200,000            --              --
--------------------------------------------------------------------------------------------------------------

(1) At December 31, 2000 the closing price of the Company's Common Stock on the Nasdaq SmallCap Market was $0.094.

Compensation of Directors. Our Board of Directors are not paid to attend meetings; however, each member receives options to purchase 15,000 shares of common stock when he or she is first elected to the Board. Options awarded to directors are granted under a stock option plan established for the directors. To date, options to purchase 285,000 shares at exercise prices ranging from $0.47 to $3.56 per share have been granted to directors. In February 2000, each outside director received a cash bonus of $10,000.

Report Of The Compensation Committee

Overall Policy. The Board of Directors of the Company establishes the overall goals and objectives of the Company and the policies to be followed in pursuing those goals and objectives, including the selection of necessary key management personnel, and auditing the performance of those personnel. The major responsibility for assisting in satisfying the compensatory aspect of the overall supervisory duty of the Board rests with the Compensation Committee. The membership of the Compensation Committee (collectively the "Committee") is composed of independent non-employee directors who do not participate in any executive compensation plan. In order to achieve the overall goals and objectives of the Company, and recognizing the interest of the shareholders in that achievement, the Committee has developed and maintains an executive compensation policy based on a philosophy that links executive compensation to individual and corporate performance, and return to shareholders. This policy enables the Company to attract and retain highly motivated executive personnel of outstanding ability and initiative, and creates an identity of interests between executives and the Company's shareholders. The Company's executive compensation plan consists of basic cash compensation, the opportunity for annual cash incentive compensation, based on individual and corporate performance, and continuing stock-based compensation, geared to corporate performance. The Committee administers the Company's cash incentive compensation policy and also comprises the Company's Stock Option Committee, which administers the provisions of the stock-based compensation plan. The Committee takes various factors into consideration when establishing and reviewing executive compensation. There follows an explanation of general principles governing basic cash compensation, annual cash incentive compensation, stock-based incentive compensation and the factors considered in establishing basic cash compensation for 2000.

Basic Cash Compensation. The Committee, in determining basic cash compensation of the executive officers of the Company, considers corporate profitability, financial condition and the planned compensation budget for the Company. The Committee also considers the performance and compensation levels of other companies as more fully set forth under the caption "2000 Compensation". The Committee does not consider these factors by any formula and does not assign specific weight to any given factor. Instead, the Committee applies its collective business judgment to reach a consensus on compensation fair to the Company, its shareholders and its executive officers. Under an executive employment agreement, the basic cash compensation of Mr. Zaino and Mr. Russo is no less than $275,000 and $200,000 per year, respectively.

Annual Cash Incentive Compensation. In addition to basic cash compensation, the Committee, has developed an informal annual cash incentive compensation policy, which is based on corporate profitability, financial condition, the planned compensation budget for the Company and subjective appraisal by the Committee, with the advice of the President, of the executive officer's performance. The Committee does not consider these factors by any formula and does not assign specific weight to any given factor. Instead, the Committee applies its collective business judgment to reach a consensus on incentive compensation that is fair to the Company, its shareholders and its executive officers. The two current executive officers of the Company are considered by the Committee to have responsibilities that directly affect corporate performance and profitability and, accordingly, are currently eligible to receive cash incentive compensation. Specific awards are chosen annually by the Committee. To date, the Committee has not awarded cash incentive compensation, except as set forth above. Cash incentive compensation paid to those executive officers named in the Summary Compensation Table wills be reflected in the Table under the caption "Salary."

Stock-Based Incentive Compensation. The 1992 Incentive and Nonqualified Stock Option Plan is designed to create a common interest between key employees, including executive officers, and shareholders on a long-term basis. Its purpose is to encourage participants to maintain and increase their proprietary interests as shareholders in the Company and to benefit from the long-term performance of the Company. The Committee believes that a close linking of shareholder and key employee interests through the grant of stock options is important to the continuing success of the Company because stock options have no realizable value unless the price of the Common Stock increases. The exercise price of the stock options equals the market price of the Common Stock on the date of grant and the options have a ten year life. The Plan is administered by the Committee, which comprises the Company's Stock Option Committee. The Committee employs the same principles with respect to stock-based incentive compensation as it does with respect to grants of cash incentive compensation.

2000 Compensation. The Committee, in determining the 2000 basic cash compensation of the executive officers of the Company, considered the factors described in this Report. Gene Zaino is Chairman of the Board and Chief Executive Officer of the Company and, as such, has the ultimate management responsibility for the strategic direction, performance, operating results and financial condition of the Company, and the execution of corporate policies and procedures. Pursuant to their respective employment agreements, Mr. Zaino and Mr. Russo receive a base salary of $275,000 and $200,000, respectively. The Committee did not award cash or stock-based incentive compensation to such executive officers for the year ended December 31, 2000.

/s/ THE COMPENSATION COMMITTEE

Richard Goldstein

Steven Hanau

Performance Graph

                       [PERFORMANCE CHART APPEARS HERE]


The above graph demonstrates a comparison of cumulative total returns based upon an initial investment of $100.00 in the Company's Common Stock as compared with the Russell 2000 Index (with dividends reinvested) and the Nasdaq Stock Market-U.S. Index. The stock price performance shown on the graph is not necessarily indicative of future price performance and only reflects the Company's relative stock price on December 29, 1995, December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999 and December 29, 2000.

THE INFORMATION CONTAINED IN THE STOCK PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE `SOLICITING MATERIAL' OR TO BE FILED WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information concerning ownership of the Company's Common Stock, as of March 1, 2001, by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each nominee for Director, each executive officer, and by all directors and executive officers of the Company as a group.

                                                         Number of Shares of Common Stock
Name of Beneficial Owner                                      Beneficially Owned (1)
-----------------------------------------------------------------------------------------
                                                               Number           Percent
-----------------------------------------------------------------------------------------
Gene Zaino**                                                 2,036,430 (2)        9.0%
-----------------------------------------------------------------------------------------
Peter J. Russo**                                               100,000             *
-----------------------------------------------------------------------------------------
Richard Goldstein**                                             82,500 (3)         *
-----------------------------------------------------------------------------------------
Steve Hanau**                                                   90,000 (4)         *
-----------------------------------------------------------------------------------------
J. Alan Lindauer**                                              80,000 (5)         *
-----------------------------------------------------------------------------------------
All directors and Executive officers as a Group
 (5 persons)                                                 2,388,930 (6)       10.4%
-----------------------------------------------------------------------------------------

 *  Less than 1%.
**  Each of the executive officers and directors use 1800 Robert Fulton
    Drive, Second Floor, Reston, VA 20191 as their address for the purposes of this report.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and, unless otherwise indicated, includes sole voting and investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the outstanding Common Stock beneficially owned by the person holding such options or warrants but are not deemed outstanding for computing the percentage beneficially owned by any other person. Based solely on a review of Schedules 13G and 13D that have been filed and delivered to the Company, the Company is not aware of any 5% beneficial holders of its Common Stock, other than the persons specified in the table above.
(2) Consists of 622,500 shares of Common Stock subject to currently exercisable options and 1,413,930 shares of Common Stock owned.
(3) Consists of 82,500 shares of Common Stock subject to currently exercisable options.
(4) Consists of 67,500 shares of Common Stock subject to currently exercisable options and 22,500 shares of Common Stock owned.
(5) Consists of 75,000 shares of Common Stock subject to currently exercisable options and 5,000 shares of Common Stock owned.
(6) Includes 847,500 shares of Common Stock subject to currently exercisable options and warrants.

Item 13.  Certain Relationships and Related Transactions.

In January 1997 the Company loaned $150,000 to Mr. Zaino, its chief executive officer, for relocation expenses. The loan bears interest at 8% per annum. The note and accrued interest were paid in full in January 2000.

Mr. Lindauer, is a director of the Company and the President, Chief Executive Officer and Director of Waterside Capital Corporation ("WTC"), the holder of the Company's Class C preferred shares. On January 28, 1999, WTC lent the Company $800,000 under a subordinated note. On December 15, 1999 the subordinated note was exchanged for an increase in the number of shares that the Company's Class C Convertible Preferred Stock is convertible into.

The Company paid approximately $18,000, $45,000 and $24,000 in 2000, 1999 and 1998, respectively for accounting, tax and consulting services to an accounting firm, in which Mr. Goldstein, a director of the Company, is a partner.

                                    PART IV


Item 14.  Exhibits and Reports on Form 8-K.

(a) 1. Financial Statements and Schedules. The following financial statements are included herein:

                                                                            Page
                                                                           ------
Independent Auditors' Reports............................................    F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999...........      F-4

Consolidated Statements of Operations for the years ended December 31,
 2000, 1999 and 1998...................................................      F-5

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2000, 1999 and 1998......................................      F-6

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998...................................................      F-8

Notes to Consolidated Financial Statements.............................      F-10

   2.  Consolidated Financial Statement Schedules

   The following consolidated financial statement schedule of the Company for each of the years ended December 31, 2000, 1999, and 1998 is filed as part of this Form 10-K, and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto of the Company.

   Schedule I - Quarterly Consolidated Financial Data

   Schedule II -- Valuation and Qualifying Accounts

   Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

   3. Exhibits

Exhibit
Number                                        Description of Document
2           Agreement and Plan of Reorganization and Merger dated as of November 20, 1995, by and among
            The Netplex Group, Inc., America's Work Exchange, Inc. and the Company.**
3(a)        Amended and Restated Certificate of Incorporation.*
3(b)        Amendment to the Amended and Restated Certificate of Incorporation.**
3(c)        Amendment to the Amended and Restated Certificate of Incorporation.***
3(d)        Bylaws.***
4(a)        Common Stock Purchase Warrant issued to the Pennsylvania Merchant Group, dated October 1,
            1999.****
4(b)        Securities Purchase Agreement, dated as of March 28, 2000, by and among Netplex and the
            Buyers.***
4(c)        Form of Warrant Agreement, dated as of March __, 2000, by and between Netplex and each of the Buyers.***(A schedule of Buyers is filed as Exhibit 99(a)).
4(d)        Registration Rights Agreement, dated as of March 28, 2000, by and among Netplex and the
            Buyers.***
4(e)        Investor Rights Agreement dated September 30, 1998.*****
4(f)        Registration Rights Agreement between Netplex and Waterside Capital Corporation dated
            September 30, 1998.*****

Exhibit
Number                                        Description of Document
4(g)        Stock Purchase Warrant dated September 30, 1998.*****
4(h)        Placement Agency Agreement dated September 25, 1998.*****
4(i)        Incentive Stock Purchase Warrant dated September 28, 1998.*****
4(j)        Prepaid Common Stock Warrant dated September 28, 1998.****
4(k)        Registration Rights Agreement between Netplex and the Initial Investors dated September 28,
            1998.*****
4(l)        Securities Purchase Agreement dated September 25, 1998.*****
4(m)        Form of Prepaid Common Stock Purchase Warrant, dated March ___, 2000 by and between Netplex and each of the Holders.***  (A schedule of Holders is filed as Exhibit 99(b)).
4(n)        Form of The Netplex Group, Inc. Incentive Stock Purchase Warrant, dated as of March ___,
            2000, by and between Netplex and each of the Holders.***  (A schedule of Holders is filed as Exhibit 99(c)).
4(o)        Form of Prepaid Warrant issued to Purchasers in April 1998 Private Placement.****** (A
            schedule of Purchasers is filed as Exhibit 99(d)).
4(p)        Form of Incentive Warrant issued to Purchasers in April 1998 Private Placement.******  (A
            schedule of Purchasers is filed as Exhibit 99(e)).
4(q)        Warrant issued to TMP Interactive, Inc. for the right to purchase 2,000,000 shares of common stock, dated May, 2, 2000.****
4(r)        Warrant issued to TMP Interactive, Inc. for the right to purchase 1,000,000 shares of common stock, dated May 2, 2000.****
4(s)        Warrant issued to Roseland II L.L.C. for the right to purchase 15,000 shares of common stock, dated May 15, 2000.####
4(t)        Warrant issued to Silicon Valley Bank for the right to purchase 75,000 shares of common stock, dated July 31, 2000. ####
4(u)        Registration Rights Agreement between Netplex and Silicon Valley Bank dated July 31, 2000.
            ####
4(v)        Antidilution Agreement between Netplex and Silicon Valley Bank dated July 31, 2000. ####
4(w)        Amendment #1 to Securities Purchase Agreement Dated March 28, 2000 By and among The Netplex
            Group, Inc., HFTP Investment L.L.C., Wingate Capital Ltd., and Fisher Capital Ltd. dated and effective July 31, 2000.####
4(x)        Warrant issued to Pennsylvania Merchants Group for the right to purchase 500,000 shares of common stock, dated December 12, 2000.#####
10(a)       1992 Incentive and Non-Qualified Stock Option Plan.*******
10(b)       Amendment to 1992 Incentive and Non-Qualified Stock Option Plan.*******
10(c)       Form of Indemnification Agreement between the Officers and Directors of Netplex and Netplex
            (with schedule attached). ####
10(d)       1995 Directors Stock Option Plan.#
10(e)       1995 Consultant's Stock Option Plan.#
10(f)       Employment Agreement between Netplex and Gene Zaino.**
10(g)       Agreement by and among XcelleNet, Inc., the Netplex Group, Inc. and Technology Development
            Systems, Inc. dated November 5, 1996.##
10(h)       Employment Agreement between Netplex and Peter Russo #####
10(i)       Loan and Security Agreement between Netplex and Silicon Valley Bank, dated July 31, 2000.
            ####
10(j)       Pledge Agreement between America's Work Exchange, Inc. and Silicon Valley Bank, dated July
            31, 2000. ####
10(k)       Continuing Guaranty by and among The Netplex Group, Inc., Netplex Systems, Inc., America's
            Work Exchange, Inc., Contractors Resources, Inc., and Silicon Valley Bank, dated as of July
            31, 2000. ####
10(l)       Security Agreement by and among The Netplex Group, Inc. Contractors Resources, Inc. and
            Silicon Valley  Bank, Commercial Finance Division, dated as of July 31, 2000.####
10(m)       Amendment to Loan Documents and Forebearance Agreement between Netplex and Silicon Valley
            Bank, dated January 10, 2001 #####
16          Letter regarding change in certifying accountant.+

Exhibit
Number                                        Description of Document
21          Subsidiaries of the Netplex Group, Inc.##
23(a)       Consent of Grant Thornton, LLP.#####
23(b)       Consent of  KPMG LLP.#####
24          Power of Attorney.++

* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission January 29, 1993 (Commission File No. 33-57546).

** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission March 31, 1997 (Commission File No. 33-57546).

*** Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission April 3, 2000 (Commission File No. 1-11784).

**** Previously filed in connection with this offering pursuant to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission May 9, 2000 (Commission File No. 333- 36572).

***** Incorporated by reference to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission November 13, 1998 (Commission File No. 333-67321).

****** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 15, 1998.

******* Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission June 7, 1996, as amended.

+   Incorporated by reference to the Registrant's Current Report on Form 8- K filed with the Securities and Exchange Commission on June 2, 1999 (Commission File No. 001-11784).

++ Previously filed in connection with this offering pursuant to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission May 9, 2000 (Commission File No. 333-36572) and pursuant to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission May 22, 2000 (Commission File No. 333-37594).

#   Incorporated by reference to the Registrant's Registration Statement on Form
S-8, filed with the Securities and Exchange Commission on December 31, 1996 (Commission File No. 333-19115).

## Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission April 3, 2000 (Commission File No. 001-11784).

### Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on May 16, 2000 (Commission File No. 001-11784).

#### Previously filed.

##### Filed herewith

(b) The Company filed on Form 8-K in the quarter ended December 31, 2000 the following:

Date                      Item Reported                                 Financial Statements
---------  -------------------------------------------  ----------------------------------------------------
 11/13/01  Restructuring of Series D Preferred Stock;                        None filed
           Issuance of Series E Preferred Stock

 11/14/01  Earnings announcement for the third fiscal   Condensed Consolidated Balance Sheets as of
           quarter 2000                                 September 30, 2000 and December 31, 1999 and
                                                        Condensed Consolidated Statements of Operations for
                                                        the three and nine months ended September 30, 2000
                                                        and 1999

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the County of Fairfax, Commonwealth of Virginia on the 30th day of March 2001.


                                         The Netplex Group, Inc.

                                         By: /s/   Gene Zaino
                                             ----------------
                                         Gene Zaino
                                         Chairman and C.E.O.


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                    Title                        Date
----------------------------------------       ----------------------------------     -----------------
/s/ Gene Zaino                                 Chairman, Chief Executive Officer          March 30, 2001
----------------------------------------       and Director [Principal Executive
Gene Zaino                                     Officer]

/s/ Peter Russo                                Chief Financial Officer and                March 30, 2001
----------------------------------------       Treasurer [Principal Financial
Peter Russo                                    Officer]

/s/ Richard Goldstein                          Director                                   March 30, 2001
----------------------------------------
Richard Goldstein
/s/ Steven Hanau                               Director                                   March 30, 2001
----------------------------------------
Steven Hanau
/s/ J. Alan Lindauer                           Director

                                                                      SCHEDULE I

                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES
              SCHEDULE I - QUARTERLY CONSOLIDATED FINANCIAL DATA

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

In management's opinion, the interim financial data below reflects all adjustments necessary to fairly state the results of the interim period presented. Quarterly data for year 1999 and the first half of 2000 were restated to reflect discontinued operations (Note 3 to the financial statements) and the change in the manner the Company recognizes revenue in its Contractors Resources segment (Note 2 to the financial statements). All other adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                                                                 2000 QUARTERS ENDED

                                                 March 31    June 30      September 30   December 31
                                                 --------    -------      ------------   -----------
Total revenue                                    $ 3,801     $ 4,490        $ 4,531        $ 3,959
Gross profit                                       1,303       2,105          2,225          1,742
Net loss                                          (3,790)     (3,844)        (4,891)        (2,735)
Net loss per share (basic and diluted)           $  (0.2)    $  (0.2)       $  (0.2)       $ (0.15)

                                                                 1999 QUARTERS ENDED

                                                 March 31    June 30      September 30   December 31
                                                 --------    -------      ------------   -----------
Total revenue                                    $ 2,974     $ 4,332        $ 4,486        $ 4,109
Gross profit                                       1,565       2,216          1,895          1,883
Net income (loss)                                    123         127         (1,467)        (6,208)
Net income (loss) per share (basic and diluted)  $  0.00     $  0.00        $ (0.12)       $ (0.45)

                                                                    SCHEDULE II

                            THE NETPLEX GROUP, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                (IN THOUSANDS)

                           Balance at    Additions                                Balance at
                          beginning of   charged to                                 end of
                             period      operations   Write-offs     Other*         period
                          ------------   ----------   ----------     -----        ----------
Allowance for doubtful
 accounts
Year Ended:
 December 31, 1998          $  133      $  200         $  --         $256           $   589
                            ======      ======         =====         ====           =======
 December 31, 1999          $  589      $  501         $(748)        $ --           $   342**
                            ======      ======         =====         ====           =======
 December 31, 2000          $  342      $  207         $(152)        $ --           $   397
                            ======      ======         =====         ====           =======

*  Amount represents allowance for bad debts of acquired accounts receivable.

** Amount includes allowance related to receivables in discontinued operations.


                           Balance at    Additions                                Balance at
                          beginning of   charged to                                 end of
                             period      operations   Write-offs     Other*         period
                          ------------   ----------   ----------     -----        ----------
Valuation allowance against
 deferred tax assets
Year Ended:
 December 31, 1998          $4,489      $  526         $  --         $ --           $ 5,015
                            ======      ======         =====         ====           =======
 December 31, 1999          $5,015       3,320         $  --         $ --           $ 8,335
                            ======      ======         =====         ====           =======
 December 31, 2000          $8,335       5,884         $  --         $ --           $14,219
                            ======      ======         =====         ====           =======

                  Index to Consolidated Financial Statements

                                                                       Page
                                                                      ------

Independent Auditors' Reports......................................     F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999.......     F-4

Consolidated Statements of Operations for the years ended
 December 31, 2000, 1999 and 1998..................................     F-5

Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 2000, 1999 and 1998............................     F-6

Consolidated Statements of Cash Flows for the years ended
 December 31, 2000, 1999 and 1998..................................     F-8

Notes to Consolidated Financial Statements.........................    F-10

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
The Netplex Group, Inc.:


We have audited the accompanying consolidated balance sheet of The Netplex Group, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the each of the years in the two year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Netplex Group, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the each of the years in the two year period ended December 31, 2000 in conformity with generally accepted accounting principles.

We also audited the adjustments described in Note 3 to the financial statements that were applied to restate 1998 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

In connection with our audits of the consolidated financial statements referred to above, we have audited Schedule II - Valuation and Qualifying Accounts, as of December 31, 2000 and 1999. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                          /s/ Grant Thornton LLP


Vienna, Virginia
February 23, 2001 (except for Note 1, as to which the date is March 22, 2001)

                          Independent Auditors' Report


Board of Directors and Stockholders
The Netplex Group, Inc.:


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of The Netplex Group, Inc. and subsidiaries (the "Company") for the year ended December 31, 1998, before the reclassification to reflect the e-Infrastructure segment as a discontinued operation as described in Note 3 to the consolidated financial statements. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement Schedule II - Valuation and Qualifying Accounts, for the year ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements (before reclassification) referred to above present fairly, in all material respects, the results of operations and cash flows of The Netplex Group, Inc. and subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                          /s/ KPMG LLP


McLean, Virginia
April 19, 1999

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                  (in thousands)
                                   December 31,


                               Assets                                2000            1999
                                                                  -----------    ------------
Current assets:
 Cash and cash equivalents...............................       $     3,817    $      4,351
 Accounts receivable, net of allowance for
  doubtful accounts of $397 and $94, respectively........             3,067           2,898
 Prepaid expenses and other current assets...............               881             826
 Current assets of discontinued operations...............             2,324           5,828
                                                                  -----------    ------------
    Total current assets.................................            10,089          13,903

 Property and equipment, net.............................             1,952           1,590
 Other assets............................................               661             420
 Goodwill and other intangible assets, net...............             3,249           4,221
 Long-term assets of discontinued operations.............             1,739           2,528
                                                                  -----------    ------------
      Total assets.........................................       $    17,690    $     22,662
                                                                  ===========    ============

                Liabilities and Stockholders' Equity

Current liabilities:
 Line of credit..........................................       $     2,003    $      5,126
 Accounts payable........................................             3,226           3,295
 Accrued expenses and other current liabilities..........             6,719           4,128
 Capital lease obligation, current portion...............                77             108
 Deferred revenues.......................................               335              33
 Current liabilities of discontinued operations..........               581           1,582
                                                                  ---------      ----------
    Total current liabilities............................            12,941          14,272
 Capital lease obligations long-term, net
  of current portion.....................................                92             168
 Long-term liabilities of discontinued operations........               478             878
                                                                  ---------      ----------
    Total liabilities....................................            13,511          15,318
                                                                  ---------      ----------
Commitments and contingencies
Minority interest in subsidiary............................              --             482
                                                                  ---------      ----------
Stockholders' equity
Preferred Stock:
 Class A Cumulative, $.01 par value, liquidation preference
  of $4.00 per share for 2000 and 1999; 2,000,000 shares
  authorized, 80,597 and 109,961 shares issued and
  outstanding at December 31, 2000 and 1999, respectively..               1               1
 Class C Cumulative, $.01 par value; liquidation preference
  of $3.99 per share; 2,500,000 shares authorized; 1,500,000 share issued and outstanding at December 31, 2000 and 1999,
  respectively.............................................              15              15
 Class D Cumulative, $.01 par value; liquidation preference
  of $5,000 per share; 10,000 shares authorized; 2,145 shares and no shares issued and outstanding at December 31, 2000
  and 1999, respectively...................................               1              --
 Class E Cumulative, $.01 par value; liquidation preference
  of $1,000 per share; 3,000 shares authorized; 3,000 shares and no shares issued and outstanding at December 31, 2000
  and 1999, respectively...................................               1              --
 Common Stock: $.001 par value, 100,000,000 shares
  authorized, 20,820,448 and 16,137,250 shares issued and
  outstanding at December 31, 2000 and 1999, respectively..              21              16
Additional paid in capital.................................          34,333          21,762
Accumulated deficit........................................         (30,193)        (14,932)
                                                                  ---------      ----------
      Total stockholders' equity...........................           4,179           6,862
                                                                  ---------      ----------
      Total liabilities and stockholders' equity...........       $  17,690      $   22,662
                                                                  =========      ==========

           See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                            Years ended December 31,


                                                2000                 1999                  1998
                                            -----------           ----------            ---------
Revenues
 Services.........................         $    14,113           $   13,769            $  38,368
 Product..........................               2,667                2,132                  767
                                           -----------           ----------            ---------
                                                16,780               15,901               39,135
                                           -----------           ----------            ---------
Cost of revenues
 Services..........................              7,454                6,812               35,792
 Product...........................              1,950                1,529                  868
                                                 9,404                8,341               36,660
                                           -----------           ----------            ---------
Gross profit.......................              7,376                7,560                2,475

Operating expenses
 Selling, general and
 administrative expenses...........             21,228               13,531                5,555
 Restructure charges...............              1,512                   --                   --
 Acquired In-Process
  technology.......................                 --                   --                  250
                                           -----------           ----------            ---------
Operating loss.....................            (15,364)              (5,971)              (3,330)
 Interest expense, net.............                (41)                (384)                (154)
                                           -----------           ----------            ---------
Net loss before income taxes.......            (15,405)              (6,355)              (3,484)
Provision for income taxes.........                 --                   --                   --
                                           -----------           ----------            ---------
Loss from continuing operations
 before minority interest..........            (15,405)              (6,355)              (3,484)
Minority interest..................                482                   83                   --
                                           -----------            ---------            ---------
Loss from continuing operations....            (14,923)              (6,272)              (3,484)
 (Loss) income from discontinued
 operations (net of income
 taxes) - Note 3...................               (850)              (1,152)                 935
Gain on sale of discontinued
 operations (net of income taxes)
 - Note 3..........................                513                   --                   --
                                           -----------            ---------            ---------
Loss from discontinued operations..               (337)              (1,152)                 935
Net Loss...........................            (15,260)              (7,424)              (2,549)
Preferred Stock dividend...........               (500)                (316)
                                           -----------            ---------            ---------
Loss applicable to common
 shareholders......................        $   (16,336)           $  (7,924)           $  (2,865)
                                           ===========            =========            =========

Basic and diluted loss per common share:
 Continuing operations.............        $     (0.87)          $    (0.54)           $   (0.41)
 Discontinued operations...........              (0.02)               (0.09)                0.10
                                           -----------           ----------            ---------
 Total.............................        $     (0.89)          $    (0.63)           $   (0.31)
                                           ===========           ==========           ==========
Weighted average common shares
 outstanding basic and diluted.....             18,356               12,516                9,260
                                           ===========           ==========           ==========

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998

                                          Class A                                Class C             Class D           Class E
                                        Cumulative            Class B           Cumulative          Cumulative        Cumulative
                                        Convertible         Convertible         Convertible         Convertible       Convertible
                                      Preferred Stock     Preferred Stock      Preferred Stock     Preferred Stock   Preferred Stock
                                      -----------------   ----------------    ------------------  ---------------   ---------------
                                       Share      $        Shares      $       Shares       $       Shares      $    Shares      $
                                      -----------------   ----------------    ------------------  ---------------  ----------------
Balance at January 1, 1998..........  1,062,500 $10,625        --   $   --           --    $  --       --    $ --       --   $  --
Net loss............................         --      --        --       --           --       --       --      --       --      --
Conversions of Class A Preferred to
 Common Stock.......................   (141,865) (1,419)       --       --           --       --       --      --       --      --
Dividends paid in kind..............     66,938     669        --       --           --       --       --      --       --      --
Preferred Stock dividends...........         --      --        --       --           --       --       --      --       --      --
Private placements of Common Stock..         --      --        --       --           --       --       --      --       --      --
Private placement of Prepaid Common
 Stock purchase warrants............         --      --        --       --           --       --       --      --       --      --
Common Stock issued for the
 acquisition of ABS.................         --      --        --       --           --       --       --      --       --      --
Class B Preferred Stock issued for
 the acquisition of AIG.............         --      --   643,770    6,438           --       --       --      --       --      --
Private placement of Class C
 Preferred Stock....................         --      --        --       --    1,500,000   15,000       --      --       --      --
Exercise of Common Stock options....         --      --        --       --           --       --       --      --       --      --
                                       --------  ------   -------    -----    ---------  -------   ------   -----    -----   -----
Balance at December 31, 1998........    987,573  $9,875   643,770   $6,438    1,500,000  $15,000       --   $  --       --   $  --
Net loss............................         --      --        --       --           --       --       --      --       --      --
Conversions of Class A Preferred to
 Common Stock.......................   (877,612) (8,776)       --       --           --       --       --      --       --      --
Preferred Stock dividends...........         --      --        --       --           --       --       --      --       --      --
Exercise of Prepaid Common Stock
 purchase warrant...................         --      --        --       --           --       --       --      --       --      --
Conversion of subordinated debt to
 Class C Preferred Stock............         --      --        --       --           --       --       --      --       --      --
Common Stock issued for the
 acquisition of ABS.................         --      --        --       --           --       --       --      --       --      --


                                                                      Additional
                                                                        Paid In          Accumulated
                                               Common Stock             Capital            Deficit              Total
                                       ----------------------------  --------------     -------------        -----------
                                            Share            $              $                 $                    $
                                       ----------------------------  --------------     -------------        -----------
Balance at January 1, 1998..........      7,470,370      $  7,470      $  6,272,407      $ (4,959,800)        $ 1,330,702
Net loss............................             --            --                --        (2,548,724)         (2,548,724)
Conversions of Class A Preferred to
 Common Stock.......................        141,865           142             1,277                --                  --
Dividends paid in kind..............             --            --              (669)               --                  --
Preferred Stock dividends...........             --            --          (304,504)               --            (304,504)
Private placements of Common Stock..      2,123,000         2,123         2,343,440                --           2,345,563
Private placement of Prepaid Common
 Stock purchase warrants............             --            --         2,582,490                --           2,582,490
Common Stock issued for the
 acquisition of ABS.................        450,000           450           590,175                --             590,625
Class B Preferred Stock issued for
 the acquisition of AIG.............             --            --           993,562                --           1,000,000
Private placement of Class C
 Preferred Stock....................             --            --         1,324,457                --           1,339,457
Exercise of Common Stock options....         19,500            19            18,896                --              18,915
                                        -----------    ----------      ------------      ------------         -----------
Balance at December 31, 1998........     10,204,735    $   10,204      $ 13,821,531      $ (7,508,524)        $ 6,354,524
Net loss............................             --            --                --        (7,423,823)         (7,423,823)
Conversions of Class A Preferred to
 Common Stock.......................        877,612           873             7,903                --                  --
Preferred Stock dividends...........             --            --          (241,478)               --            (241,478)
Exercise of Prepaid Common Stock
 purchase warrant...................        554,421           555              (555)               --                  --
Conversion of subordinated debt to
 Class C Preferred Stock............             --            --           800,000                --             800,000
Common Stock issued for the
 acquisition of ABS.................        114,756           115           566,715                --             566,830

                                              Class A                              Class C            Class D            Class E
                                            Cumulative          Class B           Cumulative         Cumulative         Cumulative
                                            Convertible       Convertible         Convertible        Convertible        Convertible
                                         Preferred Stock    Preferred Stock      Preferred Stock   Preferred Stock   Preferred Stock
                                        -----------------  -----------------   ------------------- ---------------   ---------------
                                        Share        $     Shares        $     Shares      $       Shares      $       Shares     $
                                        -----------------  -----------------   ------------------- ---------------    --------------
Common Stock issued for the
 acquisition of Onion Peel
 Solutions, LLC.........................        --      --           --      --          --      --      --      --        --     --
Conversion of Class B Preferred
 Stock to Common Stock..................        --      --     (643,770) (6,438)         --      --      --      --        --     --
Common Stock issued.....................        --      --           --      --          --      --      --      --        --     --
Exercise of Common Stock warrants.......        --      --           --      --          --      --      --      --        --     --
Exercise of Common Stock options........        --      --           --      --          --      --      --      --        --     --
                                           -------  ------     -------- -------   --------- -------   -----   -----     -----  -----
Balance December 31, 1999...............   109,961  $1,099           -- $    --   1,500,000 $15,000      --    $ --        --  $  --
Net loss................................        --      --           --      --          --      --      --      --        --     --
Preferred Stock dividends...............        --      --           --      --          --      --      --      --        --     --
Conversions of Class A Preferred to
 Common Stock...........................   (29,364)   (294)          --      --          --      --      --      --        --     --
Private placement of Class D
 Preferred Stock........................       --       --           --      --          --      --  10,000     100        --     --
Exercise of Prepaid Common Stock
 purchase warrant.......................       --       --           --      --          --      --      --      --        --     --
Private placement of Prepaid Common
 Stock purchase warrants................       --       --           --      --          --      --      --      --        --     --
Conversion of Class D Preferred to
 Class E Preferred Stock................       --       --           --      --          --      --  (6,177)    (62)    3,000     30
Conversion of Class D Preferred to
 Common Stock...........................       --       --           --      --          --      --  (1,178)    (12)       --     --
Redemption of Series D Preferred Stock..       --       --           --      --          --      --    (500)     (5)       --     --
Restructure fees........................       --       --           --      --          --      --      --      --        --     --
Common Stock issued.....................       --       --           --      --          --      --      --      --        --     --
Exercise of Common Stock warrants.......       --       --           --      --          --      --      --      --        --     --
Exercise of Common Stock options........       --       --           --      --          --      --      --      --        --     --
                                           ------     ----    ---------  ------   --------- -------  ------   -----     ------  ----
Balance December 31, 2000...............    80,597    $805           --  $   --   1,500,000 $15,000   2,145   $  21     3,000   $ 30
                                           =======    ====    =========  ======   ========= =======  ======   =====     ======  ====

                                                                      Additional
                                                                        Paid In          Accumulated
                                               Common Stock             Capital            Deficit              Total
                                          -------------------------  --------------     -------------        -----------
                                            Share            $              $                 $                    $
                                         --------------------------  --------------     -------------        -----------
Common Stock issued for the
 acquisition of Onion Peel
 Solutions, LLC.........................      297,396           297            (297)               --                --
Conversion of Class B Preferred
 Stock to Common Stock..................      643,770           648           5,790                --                --
Common Stock issued.....................       55,000            55             (55)               --                --
Exercise of Common Stock warrants.......    2,093,856         2,094       5,258,008                --         5,260,102
Exercise of Common Stock options........    1,295,704         1,296       1,544,856                --         1,546,152
                                           ----------    ----------    ---------------  - -----------      ------------
Balance December 31, 1999...............   16,137,250     $  16,137    $ 21,762,418     $ (14,932,347)     $  6,862,307
Net loss................................           --            --              --       (15,260,233)      (15,260,233)
Preferred Stock dividends...............      190,608           191        (533,196)               --          (533,005)
Conversions of Class A Preferred to
 Common Stock...........................       29,364            29             265                --                --
Private placement of Class D
 Preferred Stock........................           --            --       9,434,311                --         9,434,311
Exercise of Prepaid Common Stock
 purchase warrant.......................      560,748           561            (561)               --                --
Private placement of Prepaid Common
 Stock purchase warrants................           --            --       1,312,000                --         1,312,000
Conversion of Class D Preferred to
 Class E Preferred Stock................           --            --              32                --                --
Conversion of Class D Preferred to
 Common Stock...........................    1,808,473         1,808          (1,796)               --                --
Redemption of Series D Preferred Stock..           --            --        (499,995)               --          (500,000)
Restructure fees........................           --            --         (79,280)               --           (79,280)
Common Stock issued.....................        1,000             1             655                --               656
Exercise of Common Stock warrants.......      257,378           257         388,350                --           388,607
Exercise of Common Stock options........    1,835,627         1,836       2,551,032                --         2,552,868
                                          -----------    ----------    ---------------   ------------      ------------
Balance December 31, 2000...............   20,820,448    $   20,820    $ 34,334,235      $(30,192,582)     $  4,178,329
                                          ===========    ==========    ===============   ============      ============

          See accompanying notes to consolidated financial statements.

                     THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (in thousands)
                             Years ended December 31,

                                                   2000       1999        1998
                                                 -------    --------    -------
Operating activities:
  Net loss..................................   $ (15,260)   $ (7,424)   $(2,549)
  Adjustments to reconcile
   net loss to net cash used in
   operating activities:
  Loss from discontinued operations.........         850       1,152       (935)
  Gain on sale of discontinued operations...        (513)         --         --
  Depreciation and amortization of
   property and equipment...................         961         612        732
  Amortization of goodwill and other
   intangibles..............................         996         939        259
  Acquired in-process R&D write-off.........          --          --        250

  Change in assets and liabilities of
   continuing operations, net of effects
   of acquisitions:
  Accounts receivable.......................        (169)      2,721     (1,486)
  Prepaid expenses and other current assets.         (55)       (350)       (44)
  Accounts payable and accrued expenses.....       2,491        (910)     4,089
  Deferred revenue..........................         302        (211)       134
                                                --------    --------    -------
  Net cash (used in) provided by
   continuing operating.....................     (10,397)     (3,471)       450
                                                --------    --------    -------
  Net cash provided by (used in)
   discontinued operations..................       2,555         (58)    (6,055)
                                                --------    --------    -------
Investing activities:
  Net cash (paid) acquired in
   acquisitions and earn-outs...............         (24)     (1,124)    (1,618)
  Purchases of property and equipment.......      (1,324)       (564)    (1,178)
  Other, net................................        (241)       (150)         7
                                                --------    --------    -------
    Net cash used in investing activities...      (1,589)     (1,838)    (2,789)
                                                --------    --------    -------
Financing activities:
  Sale of minority interest in
   subsidiary...............................        (482)        482         --
  Issuance of note payable..................          --         800         --
  Net proceeds from sale of stock...........       9,435          --      6,264
  Net proceeds from sale of
   prepaid warrants.........................       1,312          --         --
  Line of credit advances, net..............      (3,123)      1,085      2,725
  Proceeds from the exercise of
   stock options and warrants...............       2,943       6,806         19
  Purchase and retirement of
   preferred stock..........................        (579)         --         --
  Payment of Preferred Stock dividends......        (533)       (241)        --
  Payment of capital lease obligations......         (76)        (84)       (97)
                                                --------    --------    -------
     Net cash provided by
      financing activities..................       8,897       8,848      8,911
                                                --------    --------    -------
  (Decrease) increase in cash and
    cash equivalents........................        (534)      3,481        517

Cash and cash equivalents
 at beginning of year.......................       4,351         870        353
                                                --------    --------    -------
Cash and cash equivalents
 at end of year.............................    $  3,817    $  4,351    $   870
                                                ========    ========    =======

Supplemental information:
  Cash paid during the year for:
  Interest..................................   $     388   $     601   $    187
                                                ========    ========    =======
  Non-cash financing activity:
  Capital lease obligation..................          --         240         53
                                                ========    ========    =======
  Conversion of debt to equity..............          --         800         --
                                                ========    ========    =======
  Insurance premium obligation
   for non-compete agreement................          --       1,275         --
                                                ========    ========    =======
  Common stock issued for
   acquisitionsand earn-outs................   $      --      $  567     $1,591
                                                ========    ========    =======

         See accompanying notes to consolidated financial statements.

                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998


(1)   The Business and Liquidity

      In 1996, a merger was consummated between Complink, Inc., America's Work Exchange and The Netplex Group, Inc. (collectively referred to as "Netplex" or "the Company"). The merger was accounted for under the purchase method of accounting as a reverse merger, since the shareholders of Netplex, which had common control, received the larger of the voting rights of the combined entity. As a result, Netplex was considered the acquirer for accounting purposes.

      The Company provides strategic, interactive, technology, and security solutions primarily in the Retail and Consumer Products industry. Netplex is an Information Technology (IT) company that provides the expertise and information systems to link employees, customers, prospects, suppliers, and manufacturers to help "network-enable" organizations. The Company re-sells technology products when necessary to deliver to customers fully integrated system solutions. The Company also provides certain business management and administrative services for independent consultants and organizations who have a contingent work force. In both respects, the contractors become the Company's employees.

      The Company's continuing operations are principally conducted from locations in Oklahoma, New Jersey, Virginia and at customer locations throughout the United States.

      The Company has negative working capital at December 31, 2000 of approximately $2.9 million and has incurred significant losses from operations in each of the last three years. In addition, the Company is operating under a forebearance agreement with its principal lender that, among other things, reduced the borrowing base percentage applied to eligible accounts receivable. Management believes that cash on hand as of December 31, 2000 together with cash flows from operations in 2001 will be sufficient to meet its working capital requirement in 2001. In the third quarter of 2000, the Company began a restructuring of the Company which included closing and combining certain facilities, reduction of administrative staff, and disposing of non-strategic business units. In addition, recent business development efforts and refinements to the Company's staff compensation programs have improved utilization of billable, technical staff which should improve the profitability of the Company's continuing operations going forward.

      On March 22, 2001, the Company signed a commitment letter with a finance company which will, upon closing, provide the Company with a line of credit facility which will replace its current bank line of credit. The commitment is subject to closing on formal legal documents which management expects to occur in April 2001. Upon closing, the facility will permit borrowings against eligible accounts receivable up to $4,000,000, collateralized by substantially all of the Company's assets and repayable upon demand. Subject to certain other restrictions, the borrowing base of accounts receivable will be based on 80% of outstanding accounts receivable. Interest will be payable at prime plus 1.75% (currently 9.75%). As a result of this commitment letter and discussions with its current lender, management expects the Forebearance Agreement described in
      Note 8 to be extended to accommodate closing on this replacement facility.

      In addition, the Company continues to explore opportunities in the capital markets to raise additional funds from third party investments in the Company. While management believes these efforts to increase borrowing capacity and generate funds from additional outside investments will be successful, no assurances can be given that the Company will be successful in obtaining additional working capital from these sources.

(2)   Summary of Significant Accounting Policies

      Principles of Consolidation
      ---------------------------
      The accompanying consolidated financial statements include the accounts of The Netplex Group, Inc. and its majority owned subsidiaries. Minority interest represents minority shareholders' proportionate share of the equity in the Company's Contractors Resources subsidiary. All significant inter-company transactions have been eliminated in consolidation.

      Revenue Recognition
      -------------------
      The majority of the Company's revenue is from consulting services contracts. This revenue is recognized when the services are performed and the costs are incurred. The Company generally recognizes hardware and software product revenue, which does not involve significant integration services, when the products are delivered to the customer site. Revenue on fixed price contracts for services, or both hardware and significant integration services is recognized on the percentage of completion basis, based on the efforts expended method in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." During 2000, 1999 and 1998 the Company recognized $1,675,000, $2,287,000 and $815,000 of revenue under the percentage of completion method. The Company's systems integration contracts are typically 3-6 months and are priced either on a time and material ("T&M") or a fixed price basis. Revenue for maintenance contracts is recognized ratably over the service period of the underlying contract. Deferred revenue represents the unearned portion of maintenance contracts and amounts billed in advance of work performed, in accordance with the terms of the contract. The Company records loss provisions if required for its contracts at the time that such losses are identified.

      The accompanying consolidated financial statements reflect a change in the manner the Company recognizes revenue in its Contractors Resources segment consistent with certain modifications made to CR's contractual arrangements during 1999 and in compliance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" and the Securities and Exchange Commission's view on revenue recognition issued in Staff Accounting Bulletin No. 101. As a result of the adoption of this new guidance, the results of operations for 1999 have been restated. Effective January 1, 1999, CR recognizes as revenue the fees (net revenue) it charges to its members for providing its back office services as these services are provided. Adoption of this guidance did not effect the presentation of results of operations for 1998 and prior periods. This change has no effect on the net income or loss reported from these operations. Gross service volume generated by CR's operations for the years ended December 31, 2000, 1999 and 1998 were $42,470,000 $38,624,000 and $35,181,000.

      Management regularly reviews outstanding accounts receivable for collectability and provides for an allowance for doubtful accounts whenever necessary. As of December 31, 2000 and 1999, the Company was owed $1,242,000 and $1,059,000 by two customers at each date.

      The Company recognized revenue from unaffiliated customers constituting 25.0% and 27.8% in 2000 and 1999, respectively from two customers in each year.

      Consistent with the Company's strategy, management targets vertical industry markets for its services. As of December 31, 2000 and 1999, 70.6% and 79.3%, respectively of the Company's accounts receivable were due from customers in the retail and consumer products industry. The Company had no concentrations of accounts receivable from any other industry group at December 31, 2000 and 1999.

      Cash and Cash Equivalents
      -------------------------
      The Company considers all highly liquid investments with maturity, at date of purchase, of three months or less to be cash equivalents. Cash equivalents are comprised of money market accounts, and are stated at cost, which approximates fair value.

      Property and Equipment
      ----------------------
      Property and equipment is recorded at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Computer software developed for internal use is amortized over 3 years in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

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

      Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
      -----------------------------------------------------------------------
      Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

      Goodwill and Other Intangible Assets
      -------------------------------------
      Goodwill, the cost in excess of the fair value of net assets acquired, is being amortized by the straight-line method, for periods ranging from 7 to 15 years. Management reviews the valuation and amortization period of goodwill continually. As part of this review, the Company estimates the value and future benefits of income generated, to determine whether impairment has occurred.

      Other intangible assets resulting from the Company's acquisitions consist of a fulfillment database, acquired software, an assembled workforce, and a non-compete agreement. Such assets are being amortized on the straight-line basis over periods of 4 to 7 years.

      Investment in Common Stock
      --------------------------
      The Company has an investment in common stock of a privately held company included in other assets valued at $375,000 which is accounted for using the cost method.

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

      Earnings (loss) per share
      -------------------------
      The Company accounts for earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires companies to present basic earnings per share and diluted earnings per share (EPS). Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the periods. Diluted net loss per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2000, 1999 and 1998, the assumed exercise of the Company's outstanding stock options, warrants and Convertible Preferred Stock are not included in the calculation, as the effect would be anti-dilutive.

      Stock Options
      -------------
      The Company accounts for activity under its stock option plans in accordance with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and related interpretations. As permitted by SFAS No. 123, the Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS No. 123.

      The Company accounts for the options granted to consultants based on the provisions of SFAS No. 123.

      Segment Reporting
      -----------------
      The Company accounts for its segments pursuant to Statement of Financial Accounting Standards (SFAS No. 131) "Disclosures about Segments of an Enterprise and Related Information." Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in two segments as defined: Netplex and Contractors Resources.

      Reclassifications
      -----------------
      Certain 1999 and 1998 amounts have been reclassified to conform to the current year presentation.

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

(3)   Discontinued Operations

      On September 29, 2000, the Company announced its decision to sell its e-Infrastructure operations. The Company is seeking a buyer for various businesses within the e-Infrastructure segment and although it is difficult to predict, the Company expects to complete the sales within the 12 months subsequent to the above measurement date. Accordingly, effective with the issuance of the third quarter 2000 financial statements, the results of operations and the net assets of the Company's e-Infrastructure segment have been classified as discontinued operations and prior periods have been restated. The results of the discontinued segment do not reflect any interest or management fees allocated by the Company. On September 29, 2000, the Company sold its Onion Peel subsidiary (previously included as a part of the e-Infrastructure segment) for $949,000 ($574,000 of cash and $375,000 of stock) and recorded a gain of $513,000. The Company believes that the remaining businesses within this segment will not generate future operating losses prior to disposal and therefore no provision has been recorded in the financial statements.

      The following is a summary of the results of operations of the discontinued operations:

                                            Year ended December 31,
                                      ----------------------------------
        (amounts in thousands)              2000               1999
                                      ----------------    --------------
      Revenues...................     $         22,060    $       34,634
                                      ================    ==============
      Gross margin...............     $          5,248    $        8,958
                                      ================    ==============
      Loss from operations.......     $           (850)   $       (1,152)
                                      ================    ==============


The following is a summary of adjustments made to the Statement of Operations to reflect discontinued operations:


                                    1998 as                             1998 Adjusted
                                  Previously                          for Discontinued
                                    Stated         Adjustments           Operations
                                 --------------    -----------        ----------------
                                                (amounts in thousands)

Revenues:
   Services                       $ 55,873            $ 17,505            $ 38,368
   Product                        $  5,406            $  4,639            $    767
                                  --------            --------            --------
                                  $ 61,279            $ 22,144            $ 39,135
                                  --------            --------            --------
Cost of revenues
   Services                       $ 47,389            $ 11,597            $ 35,792
   Product                        $  3,895            $  3,027            $    868
                                  --------            --------            --------
                                  $ 51,284            $ 14,624            $ 36,660
                                  --------            --------            --------

Operating expenses                $ 12,390            $  6,585            $  5,805
Operating loss                    $ (2,395)           $    935            $ (3,330)
Net loss                          $ (2,549)           $     --            $ (2,549)


(4)   Restructure Charge

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

                                                                                        Balance as of
                                                                 Utilized                December 31,
        (amounts in thousands)                Accrual        Cash         Noncash           2000
------------------------------------------------------------------------------------------------------
Write-down of Long Lived Assets.......      $       160   $        --   $        --       $        160
Employee Severance and termination
 benefits.............................              819           685            --                134
Excess Facility Costs.................              403           168            --                235
Other.................................              130           130            --                 --
                                            -----------   -----------   -----------       ------------
                                            $     1,512   $       983   $        --       $        529
                                            -----------   -----------   -----------       ------------

      Management expects that the remaining accruals will be utilized in 2001.

(5)   Property and Equipment

      Property and equipment consists of the following:

                                                         December 31,
                                            -----------------------------------
        (amounts in thousands)                    2000               1999
                                            ----------------     --------------
      Computer software................     $          1,901     $        1,182
      Computer and office equipment....                1,767              1,317
      Furniture and fixtures...........                  667                547
      Equipment under capital leases...                  546                546
      Leasehold improvements...........                  110                 75
                                            ----------------     --------------
                                                       4,991              3,667
      Accumulated depreciation
       and amortization................               (3,039)            (2,077)
                                            ----------------     --------------
      Property and equipment, net......     $          1,952     $        1,590
                                            ================     ==============

      Computer software at December 31, 2000 and 1999 includes $799,000 and $261,000 of software that was developed for internal use. Accumulated depreciation related to this software was $219,000 and $0 at December 31, 2000 and 1999, respectively.

      Accumulated depreciation and amortization includes $545,000 and $526,000 related to assets under capital leases at December 31, 2000 and 1999, respectively.

(6)   Goodwill and Other Intangible Assets

      Goodwill and other intangible assets consist of the following:

                                                             December 31,
                                                    ---------------------------
                 (amounts in thousands)                  2000            1999
                                                    --------------    ---------
            Goodwill.........................        $    2,672       $  2,648
            Acquired software................               836            836
            Assembled workforce..............             1,000          1,000
            Non-Compete......................               900            900
                                                      ---------       --------
                                                          5,408          5,384
           Accumulated amortization..........            (2,159)        (1,163
                                                      ---------       --------
                                                     $    3,249       $  4,221
                                                      =========       ========

(7)   Accrued Expenses

      Accrued expenses consist of the following:

                                                         December 31,
                                              --------------------------------
                 (amounts in thousands)             2000             1999
                                              ---------------    -------------
         Accrued wages...................     $    3,734        $   2,217
         Accrued restructure costs.......            529               --
         Accrued professional fees.......            572              404
         Accrued vacation................            309              295
         Accrued commissions.............            491              287
         Accrued payroll taxes...........             57               81
         Accrued earn-out................             --              103
         Accrued preferred dividends.....            166               --
         Accrued project expense.........            174              135
         Other...........................            687              606
                                              ----------        ---------
                                              $    6,719        $   4,128
                                              ==========        =========

(8)   Line of Credit

      On July 31, 2000, the Company entered into a line of credit agreement with a bank that was set to expire on July 31, 2002. Under the line of credit the Company could borrow up to an amount equal to 85% of its eligible accounts receivable, as described in the line of credit, but not more than $6.0 million. The line of credit is secured by the Company's assets and bears interest at the bank's prime rate plus 1.75%. The terms of the line of credit required that the Company meet certain financial and other covenants, including maintaining minimum tangible net worth of $4.0 million. The Company has also agreed to maintain an interest-bearing deposit account of $2.0 million with the bank.

      As of September 30, 2000, the Company was not in compliance with the tangible net worth covenant. On January 10, 2001, the Company and the bank entered into an Loan Amendment and Forebearance Agreement ("Forebearance Agreement") whereby the bank agreed to forebear from exercising its rights and remedies under the loan document due to the existing event of default until March 31, 2001; provided no additional default occurs. The Company and the bank agreed the Company does not need to comply with the tangible net worth covenant set forth in the loan agreement. Under the Forebearance Agreement the Company may borrow 40% of eligible accounts receivable (as defined in the agreement) up to $5.0 million bearing interest at the bank's prime rate plus 2.5%. In the fourth quarter of 2000, the Company applied the $2.0 million interest bearing deposit against its outstanding advance. Outstanding advances were $2,003,000 and $5,126,000 at December 31, 2000 and 1999, respectively.

      The Company expects to enter into a replacement line of credit facility in April 2001 as discussed in Note 1 which will result in the repayment of all amounts outstanding under the above facility.

(9)   Income Taxes

      The reconciliation between the actual income tax expense and income tax computed by applying the statutory Federal income tax rate to earnings before provision for income taxes for the year ended December 31, 2000 1999 and 1998 is as follows:


                   (amounts in thousands)                        2000               1999              1998
                                                            --------------     --------------    --------------
      Pretax loss                                           $     (15,260)     $      (7,424)    $      (2,549)
                                                            --------------     --------------    --------------
      Computed Federal income tax benefit at 34%......             (5,188)            (2,524)             (867)
      Computed state income taxes, net of Federal
       benefits.......................................               (839)              (408)               --
      Permanent differences...........................                143              1,033               291
      Change in valuation allowance...................              5,884              1,899               576
                                                            -------------     --------------    --------------
                                                            $          --     $           --    $           --
                                                            =============     ==============    ==============

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000, 1999 and 1998 are presented below:


                (amounts in thousands)                       2000                1999               1998
                                                         --------------     ---------------    ---------------
   Deferred tax assets:
    Net operating loss carryforwards............         $       13,247     $         7,690    $         4,272
    Research and development credit
     carryforwards..............................                    187                 187                187
    Depreciation and amortization...............                    413                 215                 --
    Excess tax basis over book of net
     assets acquired............................                     --                  --                302
    Inventory obsolescence reserve..............                    107                 107                108
    Allowance for doubtful accounts receivable..                    157                 136                146
    Accrued vacation............................                    108                  --                 --
                                                         --------------     ---------------    ---------------

     Total gross deferred tax assets............                 14,219               8,335              5,015
     Less valuation allowance...................                (14,219)             (8,335)            (5,015)
                                                         --------------     ---------------    ---------------
      Net deferred tax asset....................         $           --     $            --    $            --
                                                         ==============     ===============    ===============

      The Company has provided a valuation allowance for all of its deferred tax assets at December 31, 2000, 1999, and 1998 because the Company could not conclude that it was more likely than not that it would realize these assets due principally to the Company's history of losses.

      As of December 31, 2000 and 1999, the Company has NOL's for Federal and state income tax purposes of approximately $33,534,000 and $19,469,000 which may be applied against future taxable income. Additionally, the Company has $187,000 of research and development tax credits ("Credits") available to offset future Federal income taxes. The NOL's and credits expire primarily in years 2002 through 2020. Approximately $12,100,000 of the NOL's and the credits are subject to annual limitations and other conditions as of December 31, 2000. Additionally, they may not be fully utilized for tax purposes due to the change in ownership resulting from the Company's merger in 1996 and an additional change in ownership in 1998.

(10)  Commitments

      Employment Agreements
      ---------------------
      The Company has employment agreements with several key employees. At December 31, 2000, the Company's annual obligation under the agreements is approximately $685,000 for each of the next three years.

      Acquisitions
      ------------
      In 1997, 1998 and 1999, the Company consummated five acquisitions accounted for as purchases. Certain of these acquisitions contained contingent consideration payable in cash or stock, dependent upon operational performance of the acquired businesses. During the years ended December 31, 2000, 1999 and 1998 the Company paid in either cash or stock $40,000, $1,720,523 and $438,666 in connection with these "earn-out" provisions, respectively. As of December 31, 2000, the Company is no longer obligated to pay any material future earn-out amounts pursuant to the terms of these acquisitions.

      Co-Branding Agreement
      ---------------------
      In May 2000, the Company, through its Contractors Resources subsidiary, entered into a two year co-branding agreement with TMP Interactive, Inc.
      (TMP) that among other things called for the Company to make cash payments totaling $5.0 million over the period of the agreement in quarterly installments of approximately $464,000. In connection with the agreement, as described in Note 11, the Company granted TMP warrants to purchase 3,000,000 shares of the Company's common stock, of which 1,000,000 warrants vested immediately and 2,000,000 warrants vested over the two year period of the co-branding agreement. The Company has recorded expense associated with this agreement by applying the provisions of Emerging Issues Task Force Bulletin 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services" (EITF 96-18). Under EITF 96-18, the value of the warrants that vested immediately was determined at the issuance date and is being amortized over the two year period of the agreement. In addition, the value of the warrants which vest over the life of the agreement is periodically estimated at the end of each quarter to determine the ratable amount of expense associated with these warrants. The expense charge to operations in connection with the co-branding agreement for the year ended December 31, 2001 was approximately $1,260,000.

      The co-branding agreement is the subject to litigation described in Note
      14.

      Lease Obligations
      ------------------
      The Company leases computer equipment, furniture, vehicles, and office facilities under long-term lease agreements. The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases (with initial terms in excess of one year) as of December 31, 2000:

                                          Capital      Operating
               (amounts in thousands)     Leases        Leases
                                          -------      ---------
                  2001.............     $     118    $     1,093
                  2002.............           100            997
                  2003.............             2            682
                  2004.............            --            613
                  2005.............            --            187
                  Thereafter.......            --             --
                                        ---------    -----------
    Total minimum lease payments...           220    $     3,572
                                                     ===========
    Less: amount representing
     interest......................            51
                                        ---------
    Present value of minimum lease
    payments.......................           169
    Less current portion...........            77
                                        ---------
                                        $      92
                                        =========

      Total rent expense under operating leases was approximately $1,248,000, $1,020,000 and $900,000 for the years ended December 31, 2000, 1999 and 1998.

(11)  Stockholders' Equity

      As of December 31, 2000, the Company's authorized capital stock consisted of 100,000,000 shares of common stock, par value $.001 per share, and 6,000,000 shares of preferred stock, par value $.01 per share.

      Preferred Stock

      Class A Cumulative Convertible
      ------------------------------
      On September 19, 1996, the Company raised approximately $3,000,000 through a private placement of units. Each unit consisted of one share of $.01 par value Class A Cumulative Convertible Preferred Stock (the "Class A Preferred") and one warrant to purchase one share of the Company's Common Stock at $2.50 per share.

      Each share of Class A Preferred is convertible into one share of Common Stock at any time, at the discretion of the holder. The Class A Preferred has cumulative dividend of 10% per annum, payable in either cash or additional shares of Class A Preferred at the Company's option. Subject to the conversion rights, the Class A Preferred has a redemption value equal to its stated value plus all accrued and unpaid dividends upon: (1) registration of the shares underlying the Class A Preferred, and (2) 30 days written notice given at any time upon attaining certain per share trading prices and sustaining such prices for a specified period. The Class A Preferred has a per share liquidation preference of the greater of: (i) $4 per share plus any accrued and unpaid dividends, or (ii) the amount that would have been received if such shares were converted to Common Stock on the business day immediately prior to liquidation.

      Each warrant issued in connection with the private placement became exercisable on March 19, 1997, and expires on September 19, 2001. The Company has the right to call the warrants at a redemption price of $.01 per share upon registration of the shares underlying the warrant, and 30 days written notice given at any time upon the Common Stock attaining certain per share trading prices and maintaining such prices for a specified period.

      Class B Convertible
      -------------------
      During 1999 all shares of the Class B Preferred Stock were converted into 643,770 shares of Common Stock. The holders of the shares agreed not to sell or otherwise distribute the Common Stock for one year.

      Class C Cumulative Convertible
      ------------------------------
      The Class C Cumulative Convertible Preferred Stock ("Class C Preferred") has a liquidation preference of $3.99 per share and a dividend rate of 9.99% per annum that increases to 15% per annum after the date that there is no Class A Preferred issued and outstanding. The Class C Preferred is convertible at any time after the earlier of a change in control of the Company or five years from the date of issuance. The Class C Preferred is redeemable at the option of the Company at any time within five years from the date of issuance. At December 31, 2000 and 1999, the Class C Preferred is convertible into the number of shares equal to $2,300,000, plus accrued but unpaid dividends, divided by 25% of the 20 day average trading price of the Common Stock immediately prior to conversion. The Company has measured the intrinsic value of the beneficial conversion feature of the Class C Preferred to be $2,300,000 at December 31, 2000 and 1999, respectively. As a result, the Company will accrete this discount as additional Preferred Stock dividends over the five years. During 2000 and 1999, the accretion of the discount of approximately $388,000 and $259,000 was included as additional Preferred Stock dividends in the Company's EPS calculation.

      Class D and E Convertible
      -------------------------
      On March 29, 2000, the Company received $10.0 million ($9.4 million net of expenses) for 10,000 shares of its Class D Preferred Stock. The conversion ratio of the preferred to common was established based on 120% of the weighted average stock price during the thirty trading day period between April 3, 2000 and May 16, 2000, which was $5.87 per share. The Series D Preferred Stock securities purchase agreement's call option provision, relating to the time the Company must obtain additional financing, was amended effective July 31, 2000. The amendment extended the call option trigger date to October 31, 2000 (previously August 1, 2000). The conversion price of the preferred stock and the exercise price of the related warrants are based upon 120% of the weighted average price of the Company's Common Stock for 15 consecutive trading days beginning the first day after the holders are entitled to exercise the call option.

      On November 10, 2000, the Company entered into an Exchange, Redemption and Conversion Agreement (the "Exchange Agreement") with the holders of the Company's Series D Preferred Stock that provides for the following:

      . the exchange of $6,177,000 of the original face amount of the Series D Preferred Stock and warrants held by the holders of the Series D Preferred Stock in exchange for the Company's issuance of $3,000,000 of its new Series E Preferred Stock;

      . the waiver by the holders of the Series D Preferred Stock of their right to receive further dividends under the Series D Preferred Stock

      . the waiver of certain other rights of the holders of the Series D Preferred Stock, including the right to acquire additional shares of Series D Preferred Stock, the right to require the Company to redeem the Series D Preferred Stock upon the occurrence of certain events beyond the Company's control, and the waiver of certain anti- dilution rights.

      Also, as part of the agreement, the Company redeemed 500 of the remaining 3,823 shares of Series D Preferred Stock at their original face value of $500,000, and sold to the holders of the Series D Preferred Stock 1,000 shares of the Company's common stock at a price of $0.65625 per share. The Company incurred approximately $79,000 of printing and legal fees resulting from the restructure that were charged against additional paid in capital. As a result of that sale, the remaining 3,323 shares of Series D Preferred Stock will have an adjusted conversion price of $.65625. Upon execution of the agreements, the Series D Preferred Stockholders converted 1,178 shares of Series D Preferred Stock into 1,808,473 shares of common stock. The remaining 2,145 shares of Series D Preferred Stock that they hold will be convertible into 3,293,020 shares of common stock.

      The Series E Preferred Stock has terms similar to the restructured Series D Preferred Stock, with the primary exceptions being that the Series E Preferred Stock accrues dividends at the rate of 7% per year and the Series E Preferred Stock was redeemable for $3,000,000 at the Company's option on or before April 30, 2001, provided that the Company redeemed at least $1,500,000 of such stock on or before January 30, 2001 which the Company did not. If the Series E Preferred Stock becomes convertible into shares of common stock at a conversion price of $0.47 per share if it is not redeemed or upon the occurrence of certain other events. Pursuant to a related Registration Rights Agreement, the Company registered with the Securities and Exchange Commission the 1,000 additional shares of common stock sold as part of the transaction as well as the shares issuable to the holders of the Series E Preferred Stock upon conversion of that stock to common stock.

      Warrants

      On March 29, 2000, the Company sold 1,500 units in a private placement for $1.5 million ($1.3 million after fees and expenses). Each unit sold consisted of a prepaid Common Stock purchase warrant entitling the holder to acquire such number of shares of the Company's Common Stock as is equal to $1,000 divided by an adjustable exercise price and an incentive warrant to acquire 78,000 shares of Common Stock. The Company also granted the placement agent a warrant to purchase 39,000 shares of Common Stock plus a placement fee and a non-accountable expense allowance equal to 12.53% of the proceeds of the offering.

      Monster Warrant. In connection with a co-branded services agreement, described in note 14 to the financial statements, entered into in May 2000 by one of our subsidiaries and TMP Interactive, Inc. ("TMP"), the Company issued warrants to purchase up to 3,000,000 shares of common stock. The warrants are exercisable for a period of three years after the date they were issued. The exercise price for the warrants to purchase up to 2,000,000 shares of common stock is $9.00 per share and these warrants vest over two years. The exercise price for the remaining warrants to purchase up to 1,000,000 shares of common stock is $6.00 per share and these warrants vested immediately.

      Roseland Warrant. The Company issued a warrant to purchase up to 15,000 shares of common stock to Roseland II L.L.C. in connection with our leasing arrangements. The warrant is exercisable for a period of five years after the date the warrant was issued. The exercise price for the warrant is $7.72 per share.

      Silicon Valley Bank Warrant. The Company issued a warrant to purchase up to 75,000 shares of common stock to Silicon Valley Bank in connection with our line of credit. The warrant is exercisable for a period of five years after the date it was issued. The exercise price for the warrant is $6.00 per share.

      Pennsylvania Merchants Group Warrant. The Company issued a warrant to purchase up to 500,000 shares of common stock to Pennsylvania Merchants Group in connection with an investment banking arrangement we have with it and the cancellation of the warrant to purchase 250,000 shares of common stock issued in 1999. The warrant is exercisable for a period of five years after the date it was issued. The exercise price for the warrant is $0.50 per share.

      The following table sets forth the warrants outstanding and their weighted-average exercise price:

                                               Shares                Price
                                           --------------     ---------------
          January 1, 1998..............         2,295,000       $      2.66
                    Issued.............           814,102              1.29
                    Exercised..........                --                --
                    Expired............                --                --
                                           --------------       -----------
          December 31, 1998............         3,109,102       $      2.30
                    Issued.............           225,000              3.00
                    Exercised..........        (2,093,856)             2.52
                    Expired............           (45,000)             3.00
                                           --------------       -----------
          December 31, 1999............         1,195,246       $      2.15
                    Issued.............         4,257,000              6.62
                    Exercised..........          (795,465)             2.16
                    Canceled...........          (250,000)             3.00
                    Expired............            (2,854)             1.15
                                           --------------       -----------
          December 31, 2000............         4,403,927       $      6.42
                                           ==============       ===========

      As of December 31, 2000, 1999 and 1998 all of the warrants were exercisable and had an average remaining life of 4.4, 3.5 and 3 years, respectively.

      Convertible Subordinated Note
      -----------------------------
      On January 28, 1999, the Company issued a subordinated note for $800,000, at 14% annual interest, through a private placement to an accredited investor. The note was subordinated to the Company's line of credit with a bank. On December 15, 1999, the note was exchanged for an increase in the number of shares that the Company's Class C Cumulative Convertible Preferred Stock ("Class C Preferred") is convertible into.

(12)  Stock Options

      The Company has three stock option plans.

      . The ISO Plan includes both incentive and non-qualified stock options. The Board of Directors may grant stock options to employees to purchase up to 6,000,000 shares of the Company's Common Stock. Stock options are granted with an exercise price equal to the market price on the date of grant. All stock options expire 10 years from grant date (5 years or holder's of more than 10% of the voting stock of the Company). Generally the options vest ratably and become fully exercisable after 3 years but not less than 6 months from the date of grant. At December 31, 2000, approximately 481,000 options are available for grant under this plan.

      . The Directors' Plan authorizes the Board of Directors to grant each director options to purchase up to 15,000 shares of the Company's Common Stock, upon election to the Board. Under this plan 300,000 shares of the Company's Common Stock are available. The terms of option grants for the Directors' Plan are identical to those of the ISO plan, except that the vesting period for the Directors' Plan is at the Board's discretion. All options granted under this Plan either vest immediately or contain vesting periods up to two years. At December 31, 2000, 15,000 options are available for grant under this Plan.

      . The Consultant's Plan authorizes the Board of Directors to grant organizations or individuals, who are not employees of the Company, options to purchase up to 800,000 shares of the Company's Common Stock. The exercise price, terms of the option grant and vesting period for the Consultant's Plan are at the Board's discretion. At December 31, 2000, approximately 5,000 options are available for grant under this Plan.

  Stock option activity for the Plans during the periods indicated is as follows:

                                ISO Plan                   Directors' Plan             Consultants' Plan
                     ----------------------------    -------------------------   ---------------------------
                                        Wt. Avg.                     Wt. Avg.                       Wt. Avg.
                         Shares         Ex. Price       Shares       Ex. Price        Shares        Ex. Price
                     ------------     -----------    ---------     -----------   -------------    ----------
      January 1, 1998   2,490,000     $      1.45       60,000     $      3.15          32,000    $     2.50

Granted..............     879,150            1.36       30,000            1.28         391,828          0.94
Exercised............     (19,500)           0.97           --              --              --            --
Forfeited/Canceled...    (864,450)           2.04           --              --              --            --
Expired..............          --              --           --              --              --            --
                       ----------     -----------    ---------     -----------   -------------    ----------
    December 31, 1998   2,485,200     $      1.13       90,000     $      2.53         423,828    $     1.49

Granted..............   1,517,750            2.28       37,500            2.85         315,000          1.07
Exercised............    (831,104)           1.11           --              --        (464,600)         1.34
Forfeited/Canceled...    (101,171)           1.89       (7,500)           2.85              --            --
Expired..............          --              --           --              --              --            --
                       ----------     -----------    ---------     -----------   -------------    ----------
    December 31, 1999   3,070,675     $      1.67      120,000     $      2.61         274,228    $     1.26

Granted..............   2,494,200            0.50      180,000            0.47          40,000          0.47
Exercised............    (995,712)           0.86      (37,500)           2.91        (247,828)         1.14
Forfeited/Canceled...    (931,209)           2.12      (15,000)           2.85              --            --
Expired..............          --              --           --              --              --            --
                       ----------     -----------    ---------     -----------   -------------    ----------
    December 31, 2000   3,637,954     $      0.98      247,500     $      0.99          66,400    $     1.38
                       ==========     ===========    =========     ===========   =============    ==========

      ISO Plan
      --------
      At December 31, 2000, the exercise prices for options granted under the ISO plan were $0.47 to $3.94 and the weighted-average remaining contractual life of those options was 8.7 years. At December 31, 2000, 1999 and 1998, the number of options exercisable under the ISO Plan was 1,286,186, 1,175,898 and 936,750, respectively. The weighted-average exercise price of those options was $1.25, $1.04 and $1.08, respectively.

      Directors' Plan
      ----------------

      At December 31, 2000, the exercise prices for options granted under the Directors' Plan were $0.47 to $3.56 and the weighted-average remaining contractual life of those options was 8.9 years. At December 31, 2000, 1999 and 1998, the number of options exercisable under the Directors' Plan was 240,000, 75,000 and 52,500, respectively. The weighted-average exercise price of those options was $0.93, $2.61and $3.17, respectively.

      Consultants' Plan
      ------------------
      At December 31, 2000, the exercise price for all options granted under the Consultants' Plan was $0.47 to $3.00 and the weighted-average remaining contractual life of those options was 8.76 years. All options, granted under the Consultants' Plan, are exercisable at the time of grant. The weighted-average exercise price of those options was $1.51, $1.25 and $1.49 at December 31, 2000, 1999 and 1998, respectively. During 2000, in accordance with SFAS No. 123, the Company recorded compensation expense of $8,400 for options granted, based on the value of the services provided. The options granted during 1999 and 1998 were in connection with certain equity issues, and as a result had no compensation expense.

      The Company applies APB Opinion No. 25 in accounting for its ISO and Directors' Plans and, accordingly, no compensation expense has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


  (amounts in thousands except per share
   data)                                          2000            1999            1998
                                              ------------    ------------    ------------
    Net loss - As reported...............    $     (15,260)  $      (7,424)  $      (2,549)
                                              ============    ============    ============
    Net loss - Pro forma.................    $     (15,867)  $     (10,806)  $      (3,466)
                                              ============    ============    ============
    Net loss per share - As reported.....    $       (0.89)  $       (0.63)  $       (0.31)
                                              ============    ============    ============
    Net loss per share - Pro forma.......    $       (0.92)  $       (0.86)  $       (0.37)
                                              ============    ============    ============
    Weighted average shares outstanding..           18,356          12,516           9,260
                                              ============    ============    ============

      The per share weighted average fair value of the ISO on the grant date in 2000, 1999 and 1998, was $0.34, $2.29 and $1.17, respectively using the
      Black- Scholes option pricing model with the following weighted average assumptions:


                                              2000        1999       1998
                                          --------------------------------
       Dividend yield................          0.0%        0.0%       0.0%
                                          ========     =======    =======
       Risk-free interest rate.......         5.79%       5.98%      5.36%
                                          ========     =======    =======
       Expected volatility...........          141%        167%       106%
                                          ========     =======    =======
       Expected life (years).........         5.00        7.86       6.75
                                          ========     =======    =======

      The per share weighted average fair value of the Directors' Plan options on the grant date in 2000, 1999 and 1998 was $0.25, $2.85 and $1.02, respectively using the Black - Scholes option pricing model with the following weighted average assumptions:

                                              2000        1999       1998
                                          --------------------------------
       Dividend yield................          0.0%        0.0%       0.0%
                                          ========     =======    =======
       Risk-free interest rate.......         5.79%       6.10%      5.27%
                                          ========     =======    =======
       Expected volatility...........          141%        167%       106%
                                          ========     =======    =======
       Expected life (years).........         1.00        2.72       5.00
                                          ========     =======    =======

(13)  Related Party Transactions

      The Company paid $18,000 in 2000, $45,000 in 1999 and $24,000 in 1998 for
      accounting, tax and consulting services to a CPA firm in which a partner of the firm is a director of the Company.

      A Director of the Company is the President and Director of a company that owns all of the Company's Class C Convertible Preferred Stock (Note 11).

(14)  Litigation

      From time to time, the Company is subject to litigation in the ordinary course of business.

      On September 4, 1997, Data Systems Analysts, Inc. ("DSA"), a software design and consulting company, filed a complaint against Technology Development Systems, Inc. ("TDS") and the Company, alleging copyright infringement and breach of the Company's agreement. The Complaint also seeks damages against XcelleNet, Inc., which the Company has indemnified. The Complaint claims damages in excess of $300,000 plus punitive damages. The Company is vigorously defending against the action although an unsuccessful mediation session and settlement conference were held in an attempt to resolve the dispute. The nature and amount of damages, if DSA's allegations are proven, appear uncertain.

      In June of 2000, the Company, TDS and XcelleNet, Inc. filed a complex motion for summary judgment, asking the Court to dismiss the majority of DSA's claims in the case. DSA also filed a motion for summary judgment asking the court to enter judgment in its favor on several of its claims. The district court judge held oral arguments on the counter-motions on Friday, January 19, 2001.

      On March 6, 2001, the court denied the motion by TDS and XcelleNet in its entirety. It granted plaintiff's motion for summary judgment on liability and directed that damages be tried to a jury on May 24, 2001. The provisions of the agreement that the opinion finds the Company violated could lead to substantial damages being awarded against the Company. While part of the theory for copyright damages was dismissed, another part was left to be tried. It, too, could result in substantial damages.

      On March 20, 2001, the Company filed a motion for reconsideration of the granting of summary judgment on two portions of the order. There can be no assurance that reconsideration will be granted.

      XcelleNet has reached an agreement in principle to settle that portion of the case against it in the amount of damages proven at trial on the claims against XcelleNet, and has reserved its indemnity claim against the Company.

      In December 2000, TMP filed suit against the Company and its Contractors Resources subsidiary alleging that the Company failed to make a quarterly cash payment under its co-branding agreement with TMP. The complaint seeks a judgment of approximately $464,000. The Company has disputed the allegations, denying all liability and has asserted affirmative defenses, including that TMP did not perform the agreement as required. Since filing the suit, TMP has also notified the Company that it has failed to make another payment under the agreement but this alleged default has not yet become part of the litigation. While initial discovery had commenced, both parties have agreed to stay all further discovery pending a conference with the Court. Management believes it has meritorious defenses in this matter and the outcome will not have a material adverse impact on its financial condition or results of operations.

      The Company is not currently involved in any other litigation or proceedings, which if decided against the Company would have a material adverse affect, either individually or in the aggregate.

(15)  Employee Benefit Plans

      The Company has a 401(k) plan where all full time employees with over 1000 hours of service to the Company or its subsidiaries are eligible to participate. The Company matches one-half of the employees' voluntary contributions up to a maximum Company contribution of 5% of participants' salaries. The Company's contribution to the Plan during 2000, 1999 and 1998 was approximately $456,000, $406,000 and $706,000, respectively.

      The Company's CR subsidiary has a profit sharing plan for its employees whereby up to 10% of the employees salary can be contributed to the plan. The Company made no matching contributions to this plan during 2000, 1999 and 1998.

      The Company does not provide any post retirement or post employment benefits.

(16)  Segment Information

      In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

      The Company had two reportable segments after the reclassification of the e-Infrastructure segment as a discontinued operation in the third quarter of 2000. All prior year's revenue, cost of services and operating expenses have been restated to reflect this reclassification. The Company's reportable segments are as follows:

      . Netplex - provides professional services that constitute the strategic and creative aspects of Netplex's Netplex, as well as complete Internet-based application development, business security and protection consulting services and Retail Industry-focused consulting and integration services.

      . Contractors Resources (CR) - provides business infrastructure and advisory services for its membership of independent contractors, which allow members to maximize the freedom and wealth potential of the independent lifestyle while enjoying the benefits associated with full-time employment.

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

      The table below presents information about segments used by the chief operating decision-maker of Netplex as of and for the years ended December 31, 2000, 1999 and 1998. As discussed in Note 2, effective in 1999, the Company changed its method of recognizing revenue for CR to present its revenues on a net basis.

    (amounts in thousands)          Netplex        CR           Total
                               ------------    ---------    -----------

  2000:
  -----
   Revenues...............     $    15,241     $    1,539     $    16,780
   Gross profit...........           6,365          1,011           7,376
   Segment EBITDA.........             470         (3,953)         (3,483)
-------------------------------------------------------------------------

   Total segment assets...           7,823          3,101          10,924
   Discontinued assets....                                          4,063
   Unallocated assets.....                                          2,703
                                                              -----------
   Total assets...........                                    $    17,690
-------------------------------------------------------------------------

  1999:
  -----
   Revenues...............     $    14,527     $    1,374     $    15,901
   Gross profit...........           6,584            976           7,560
   Segment EBITDA.........           2,761         (1,557)          1,204
-------------------------------------------------------------------------

   Total segment assets...           8,573          4,987          13,560
   Discontinued assets....                                          8,356
   Unallocated assets.....                                            746
                                                              -----------
   Total assets...........                                    $    22,662
-------------------------------------------------------------------------

  1998:
  -----
   Revenues...............     $     3,954         35,181     $    39,135
   Gross profit...........           1,150          1,325           2,475
   Segment EBITDA.........             (59)           181             122
-------------------------------------------------------------------------

   Total segment assets...           1,595          4,760           6,355
   Discontinued assets....                                          8,592
   Unallocated assets.....                                          5,704
                                                              -----------
   Total assets...........                                    $    20,651
-------------------------------------------------------------------------

      Reconciliation of Segment EBITDA to Net Operating Loss:


                                                           2000             1999             1998
                                                   ------------     ------------     ------------
         Segment EBITDA.......................     $  (3,483)      $    1,204        $     122
         Unallocated corporate expenses.......         7,811            5,542            2,210
         Restructure charges..................         1,512               --               --
         Depreciation & amortization..........         2,076            1,550            1,242
         Interest expense, net................            41              384              154
         Tax expense..........................            --               --               --
                                                   ---------       ----------        ---------
         Loss from continuing operations......       (14,923)          (6,272)          (3,484)
         (Loss) income from discontinued
          operations, net of tax..............          (850)          (1,152)             935
        Gain on disposal of discontinued
          operations..........................           513               --               --
                                                   ---------       ----------        ---------
         Net operating loss...................     $ (15,260)      $   (7,424)       $  (2,549)
                                                   =========       ==========        =========