Form 10-Q
period 2001-03-31
NETPLEX GROUP INC
filed 2001-05-15
CIK 888028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
             -------------------------------------------------------
For the quarterly period ended March 31, 2001   Commission file number 001-11784

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

                                (703) 716-4777
                 --------------------------------------------
             (Registrant's telephone number, including area code)

           --------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [ ]

As of May 14, 2001, 22,080,946 shares of the issuer's Common Stock were outstanding.

                             THE NETPLEX GROUP, INC.

                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

Part I.  Financial information

Item 1.  Financial statements and supplementary data

         a)  Condensed Consolidated Balance Sheets as of March 31, 2001
             and December 31, 2000                                             3

         b)  Condensed Consolidated Statements of Operations
             for the Three Months ended March 31, 2001 and 2000                4

         c)  Condensed Consolidated Statements of Cash Flows
             for the Three Months ended March 31, 2001 and 2000                5

         d)  Notes to Condensed Consolidated Financial Statements              6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               8

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk                                                      11

Part II      Other Information                                                11

Item 1.      Legal Proceedings                                                11

Item 6.      Exhibits and Reports on Form 8-K                                 11

Signatures                                                                    12

Part I   Financial Information

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                               Assets                               Unaudited
                                                                    March 31,        December 31,
                                                                       2001              2000
                                                                  -------------    ---------------

Current assets:
   Cash and cash equivalents                                      $       2,310              3,817
   Accounts receivable, net of allowance for doubtful accounts of $544 and $462, at March 31, 2001 and December 31, 2000,
     respectively                                                         3,360              3,067
   Prepaid expenses and other current assets                                342                881
   Current assets of discontinued operations                              2,105              2,324
                                                                  -------------    ---------------
      Total current assets                                                8,117             10,089
   Property and equipment, net                                            1,694              1,952
   Other assets                                                             661                661
   Goodwill and other intangible assets, net                              3,000              3,249
   Long-term assets of discontinued operations                            1,544    $         1,739
                                                                  -------------    ---------------
           Total assets                                           $      15,016    $        17,690
                                                                  =============    ===============
                      Liabilities and Stockholders' Equity
Current liabilities:
   Line of credit                                                 $       1,701    $         2,003
   Accounts payable                                                       2,849              3,226
   Accrued expenses and other current liabilities                         6,604              6,719
   Capital lease obligation, current portion                                 58                 77
   Deferred revenues                                                         56                335
   Current liabilities of discontinued operations                           560                581
                                                                  -------------    ---------------
      Total current liabilities                                          11,828             12,941
   Capital lease obligations long-term, net of current portion               92                 92
   Long-term liabilities of discontinued operations                         452                478
                                                                  -------------    ---------------
      Total liabilities                                                  12,372             13,511
                                                                  -------------    ---------------

Commitments and contingencies
Minority interest in subsidiary                                              --                 --
                                                                  -------------    ---------------

Stockholders' equity
Preferred Stock:
   Class A Cumulative, $.01 par value, liquidation preference of $4.00 per share for 2001 and 2000; 2,000,000 shares
   authorized, 80,597 shares issued and outstanding at March
   31, 2001 and December 31, 2000, respectively                               1                  1
   Class C Cumulative, $.01 par value; liquidation preference of $3.99 per share; 2,500,000 shares authorized; 1,500,000 share issued and outstanding at March 31, 2001 and December
   31, 2000, respectively                                                    15                 15
   Class D Cumulative, $.01 par value; liquidation preference of $5,000 per share; 10,000 shares authorized; 1,324 and
   2,145 shares issued and outstanding at March 31, 2001 and
   December 31, 2000, respectively                                            1                  1
   Class E Cumulative, $.01 par value; liquidation preference of $1,000 per share; 3,000 shares authorized; 3,000 shares issued and outstanding at March 31, 2001 and December 31,
   2000, respectively                                                         1                  1
   Common Stock: $.001 par value, 100,000,000 shares
   authorized, 22,080,946 and 20,820,448 shares issued and
   outstanding at March 31, 2001 and December 31, 2000,
   respectively                                                              22                 21
Additional paid in capital                                               34,223             34,333
Accumulated deficit                                                     (31,619)           (30,193)
                                                                  -------------    ---------------
      Total stockholders' equity                                          2,644              4,179
                                                                  -------------    ---------------
      Total liabilities and stockholders' equity                  $      15,016    $        17,690
                                                                  =============    ===============

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                                 Three Months Ended
                                                                     March 31,
                                                        ---------------------------------
                                                             2001               2000
                                                        --------------     --------------
                                                                    (Unaudited)
Revenue
 Services                                               $        3,569     $        2,891
 Product                                                           671                910
                                                        --------------     --------------
                                                                 4,240              3,801
                                                        --------------     --------------
Cost of revenues
 Services                                                        1,555              1,876
 Product                                                           577                623
                                                        --------------     --------------
                                                                 2,132              2,499
                                                        --------------     --------------

 Gross profit                                                    2,108              1,302

Selling, general and administrative expenses                     3,935              5,165
                                                        --------------     --------------

 Operating loss                                                 (1,827)            (3,863)

Interest expense, net                                               42                 48
                                                        --------------     --------------

Net loss before income taxes                                    (1,869)            (3,911)

Provision for income taxes                                          --                 --
                                                        --------------     --------------

Loss from continuing operations before minority                 (1,869)            (3,911)

Minority interest                                                   --               (125)
                                                        --------------     --------------

Loss from continuing operations                                 (1,869)            (3,786)

Income (loss) from discontinued operations (net of
 income taxes)                                                     443                 (4)
                                                        --------------     --------------

  Net loss                                                      (1,426)            (3,790)

Preferred Stock dividend                                          (219)              (153)
                                                        --------------     --------------

Loss applicable to common shareholders                  $       (1,645)    $       (3,943)
                                                        ==============     ==============

Basic and diluted loss per common share                 $        (0.08)    $        (0.23)
                                                        ==============     ==============

Weighted average common shares outstanding:
  Basic and diluted                                             21,200             17,224
                                                        ==============     ==============

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                 Three Months Ended
                                                                           ----------------------------
                                                                            March 31,         March 31,
                                                                              2001              2000
                                                                           ------------     -----------
                                                                                     (Unaudited)

 Net cash used in operating activities                                     $ (2,003)          $ (2,476)
                                                                           --------           --------

 Net cash provided by discontinued operations                                   809                719
                                                                           --------           --------

 Investing activities:
 Purchases of property and equipment                                            (11)              (398)
 Other                                                                           --                167
                                                                           --------           --------
 Net cash used in investing activities                                          (11)              (231)
                                                                           --------           --------

 Financing activities:
 Net proceeds from stock offerings                                               --             10,797
 Net borrowings on line of credit                                              (302)            (1,689)
 Proceeds from the exercise of stock options and warrants                        --              2,166
 Net cash provided by financing activities                                     (302)            11,149
                                                                           --------           --------

 Increase in cash and cash equivalents                                       (1,507)             9,161

 Cash and equivalents at beginning of period                                  3,817              4,351
                                                                           --------           --------

 Cash and equivalents at end of period                                     $  2,310           $ 13,512
                                                                           ========           ========

 Supplemental information:
 Cash paid during the period for:
 Interest                                                                  $     59           $    121
                                                                           ========           ========
 Income taxes                                                              $     --           $     --
                                                                           ========           ========

          See accompanying notes to consolidated financial statements.

                   THE NETPLEX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

The accompanying unaudited condensed consolidated financial statements of The Netplex Group, Inc. and Subsidiaries ( the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001 and December 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of the results that may be expected for the full year.

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

                                                   Three Months Ended
                                                         March 31,
                                               --------------------------
                                                  2001             2000
                                               ---------        ---------
Gross revenue as previously reported           $   9,959        $   9,112
                                               =========        =========
Net revenue                                    $     409        $     328
                                               =========        =========

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

Note C -- Restructure Charge

In the third quarter of 2000, the Company recorded a restructure charge of $1,512,000 primarily associated with the closing of the Company's Roseland, New Jersey office and the related costs. Included in the total are the estimated costs for facility closures, the write-down of redundant and duplicative property, severance and other employee costs related to the facility closures and duplicative position eliminations. Management expects that the remaining accrual will be utilized in the current year.


                                                                        Utilized               Balance as
                                                               -------------------------      Of March 31,
(in thousands)                                     Accrual         Cash         Noncash           2001
-----------------------------------------------------------------------------------------------------------

Write-down of Long Lived Assets                 $       160    $        11   $        --    $           149
Employee Severance and termination benefits             819            689            --                130
Excess Facility Costs                                   403            271            --                132
Other                                                   130            130            --                 --
                                                -----------    -----------   -----------    ---------------
                                                $     1,512    $     1,101   $        --    $           411
                                                -----------    -----------   -----------    ---------------

Note D -- Financing

On May 4, 2001, the Company's subsidiary, Netplex Systems, Inc. ("Systems") entered into a Commercial Revolving Loan, Demand Loan and Security Agreement ("Revolving Loan") with American Commercial Finance Corporation ("Lender") which expires on March 31, 2003. This Revolving Loan will replace the pre-existing line of credit which was operating under a Forebearance Agreement pending closing of the new loan. Under the Revolving Loan, Systems can borrow an amount equal to 80% of eligible accounts receivable as defined in the agreement, up to $3.0 million. The Revolving Loan bears interest at the prime rate plus 1.75% and is secured by (i) System's , the Company's and each of the Company's subsidiaries' assets, (ii) a $400,000 guaranty from a shareholder, Waterside Capital (the "Guaranty") and (iii) fidelity guaranties from two of the Company's officers.

In consideration for the Guaranty, Systems has preliminarily agreed to issue a note to Waterside Capital for approximately $400,000 to pay for Waterside Capital's legal and guaranty fees. In addition, the Company has preliminarily agreed to grant to Waterside Capital the right to require the Company to redeem the Class C Preferred Stock to the extent legally permissible upon the occurrence of certain events. Such events include any default by the Company or Systems under any of their respective financing arrangements, any change of control of the Company, or in the event Systems is no longer a subsidiary of the Company. Systems will guaranty (with such guaranty being secured by a grant of a security interest in all of Systems assets) the Company's performance the foregoing redemption obligation. In the event such redemption obligation is triggered by a changes of control or in the event Systems is no longer a subsidiary of the Company, it is contemplated that such guaranty obligation may be paid by the Systems' issuance of a promissory note to Waterside Capital. Additionally, it is contemplated that Waterside Capital will cancel all of their existing warrants to purchase 300,000 shares of the Company's Common Stock and the Company and Systems will each issue to Waterside Capital a warrant to purchase an as yet undetermined number of shares of common stock of each of the Company and Systems.

Note E -- Earnings (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the relevant periods. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the relevant periods. For the three months ended March 31, 2001 and 2000, the assumed exercise of the Company's outstanding stock options and warrants, Convertible Preferred Stock and contingently issuable shares in connection with certain business combinations would be anti-dilutive.

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

In the third quarter of 2000, the Company had two reportable segments after the reclassification of the e-Infrastructure segment as a discontinued operation. All prior year's revenue, cost of services and operating expenses have been restated to reflect this reclassification. Effective in the third quarter of 2000, the Company's reportable segments are as follows:

 -- Netplex - provides professional services that combine industry-specific knowledge and emerging technologies to complete Internet-based application development, business security and protection consulting services and Retail Industry-focused consulting and integration services.

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

The table below presents information about segments used by the chief operating decision-maker of the Company as of and for the three months ended March 31, 2001 and 2000:

                                                                   Segment
                               Netplex             CR               Total
                           ---------------   --------------   ----------------
2001 - Three months:
Revenues                   $         3,831   $          409   $          4,240
Gross profit                         1,775              333              2,108
EBITDA                                 356             (401)               (45)
------------------------------------------------------------------------------
2000 - Three months:
Revenues                   $         3,451   $          350   $          3,801
Gross profit                         1,077              226              1,302
EBITDA                                (396)            (973)            (1,369)
------------------------------------------------------------------------------

Total assets:
-------------
March 31, 2001:            $         7,019   $        4,348   $         11,367
Discontinued                                                             3,649
Unallocated                                                                 --
------------------------------------------------------------------------------
Total                                                         $         15,016
------------------------------------------------------------------------------
March 31, 2000:            $         8,570   $        5,773   $         14,343
Discontinued                                                             7,589
Unallocated                                                              7,752
------------------------------------------------------------------------------
Total                                                         $         29,684
------------------------------------------------------------------------------

Reconciliation of Segment EBITDA to Net Operating Loss:

                                                               Three Months Ended
                                                        -----------------------------
                                                          March 31,        March 31,
                                                        ------------     ------------
                                                            2001              2000
                                                        ------------     ------------
Segment EBITDA                                          $        (45)    $     (1,369)
Unallocated corporate expenses                                 1,264            1,948
Depreciation & amortization                                      518              421
Interest expense, net                                             42               48
Tax expense                                                       --               --
                                                        ------------     ------------
Loss from continuing operations                               (1,869)          (3,786)
Income (loss) from discontinued operations, net of
 tax                                                             443               (4)
                                                        ------------     ------------
Net operating loss                                      $     (1,426)    $     (3,790)
                                                        ============     ============

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

The following table sets forth the revenue, gross profit, expenses, and income of each of the business areas for the three months ended March 31, 2001 and 2000.

                    Consolidated Operating Results by Segment
                               (amounts in 000's)

                                                  Three months ended March 31,
                                                --------------------------------
                                                     2001              2000
                                                --------------     -------------
Operating revenues
 Netplex                                        $        3,831     $       3,451
 Contractors Resources                                     409               350
                                                --------------     -------------
   Operating revenues                                    4,240             3,801
                                                --------------     -------------
Gross profit
 Netplex                                                 1,775             1,077
 Contractors Resources                                     333               226
                                                --------------     -------------
   Gross profit                                          2,108             1,303
                                                --------------     -------------
Gross profit percentage
 Netplex                                                  46.3%             31.2%
 Contractors Resources                                    81.4%             64.6%
                                                --------------     -------------
   Gross profit percentage                                49.7%             34.3%
                                                --------------     -------------
Operating expenses
 Netplex                                                 1,419             1,473
 Contractors Resources                                     734             1,199
                                                --------------     -------------
   Operating expenses                                    2,153             2,672
                                                --------------     -------------
Segment EBITDA
 Netplex                                                   356              (396)
 Contractors Resources                                    (401)             (973)
                                                --------------     -------------
   Segment EBITDA                                          (45)           (1,369)
                                                --------------     -------------
Corporate expenses                                       1,264             1,948
EBITDA                                                  (1,309)           (3,317)
Interest, taxes, depreciation & amortization               560               469
                                                --------------     -------------
Loss from continuing operations                         (1,869)           (3,786)

Income (loss) from discontinued operations,
 net of tax                                                443                (4)
                                                --------------     -------------
Net (loss)                                      $       (1,426)    $      (3,790)
                                                ==============     =============

Results of Operations:

Three months ended March 31, 2001 compared to the three months ended March 31, 2000:

Revenue for the three months ended March 31, 2001 increased $0.4 million or 11.5% to $4.2 million as compared to $3.8 million for the same period in 2000. Revenue for Netplex services increased $0.4 million or 11.0% to $3.8 million as compared to $3.4 million for the same period in 2000. CR revenue for the three month period ended March 31, 2001 was $0.4 million, unchanged from the same period in 2000.

Revenue for CR reflects a change in the manner the Company recognizes revenue consistent with certain modifications made to CR's contractual arrangements during 1999 and in compliance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" and the Securities and Exchange Commission's view on revenue recognition issued in Staff Accounting Bulletin No. 101. CR's revenues represent only the fees realized for services rendered to the independent contractor. Prior to the change, revenues included the gross fees charged to the third party customer being serviced by the independent contractor. This change has no effect on the net income or loss reported from these operations. Accordingly, effective with the issuance of the third quarter 2000 financial statements, the results of operations for all periods presented have been restated for comparability purposes to reflect this revenue recognition policy.

Gross profit generated by Netplex for the three months ended March 31, 2001 increased $0.7 million or 64.8% to $1.8 million as compared to $1.1 million for the same period of 2000. The Netplex gross profit margins increased from 31.2% in 2000 to 46.3% in 2001. These increases resulted primarily from the restructuring effort commenced in the third quarter of 2000 combined with improvements in the utilization of the technical staff. The gross profit generated by CR for the three month period ended March 31, 2001 increased $0.1 million or 32.1% over the same period in 2000. CR's gross profit margins increased from 64.6% in 2000 to 81.4% in 2001. These increases are the result of efficiencies that arose from the implementation of the web-based business processes for managing the independent contractor work force .

Segment operating expenses for the three months ended March 31, 2001 decreased $0.5 million or 19.4% to $2.2 million from $2.7 million for the same period of 2000. This decrease resulted primarily from the 38.8% decrease in Contractors Resources segment expenses of $0.5. The decrease is attributed to reduced marketing expenses, web development and professional service fees.

Segment loss for the three months ended March 31, 2001 decreased $1.3 million or 96.7% as compared to the same period of 2000. This decrease in operating loss resulted primarily from the cost saving measures implemented in 2000 coupled with technical personnel productivity increases and efficiencies enjoyed for the implementation of web-based business processes in the CR segment.

Corporate expense for the three months ended March 31, 2001 decreased $0.7 million or 35.2% to $1.2 million from $1.9 million in the same period of 2000. This decrease is primarily the result of the restructuring and cost saving measures implemented in the third quarter of 2000.

Earnings (from continuing operations) before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended March 31, 2001 was a loss of $1.3 million as compared to a loss of $3.3 million for the same period of 2000, a decline in the loss before interest, taxes, depreciation and amortization of $2.0 million or 60.5%. The components of this decline are discussed above.

Depreciation, amortization and interest expense for the three months ended March 31, 2001 increased $0.1 million to $0.6 million from $0.5 million for the same period of 2000. This increase is principally due to the amortization of the developed business software used internally in the operations of the Contractors Resources segment.

Income from discontinued operations for the three month period ended March 31, 2001 was $0.4 million compared to a loss of approximately $4,000 for the same period in 2000, an increase of $0.4 million. This decrease is primarily attributable to the reduction in the sales and marketing expenses associated with these operations. See Note B to the financial statements for a description of the discontinued operations.

No provision for income taxes was required for the three months ended March 31, 2001 or 2000 due to the generation of net losses.

Net loss for the three months ended March 31, 2001 was $1.4 million compared to a net loss of $3.8 million in the same period of 2000, an decrease in net loss of $2.4 million. The components of this increase are discussed above.

Liquidity and Capital Resources:

At March 31, 2001, the Company had cash and cash equivalents of $2.3 million and $1.7 million outstanding on its line of credit facilities.

In the three months ended March 31, 2001 the Company's cash and cash equivalents decrease by $1.5 million which was primarily attributed to the $1.4 million loss for the period.

The Company has negative working capital at March 31,2001 of approximately $3.7 million and has incurred significant losses from operations in each of the last three years. In addition, the Company is operating under a agreement with its principal lender that, among other things, imposed limits on eligible accounts receivable. Management believes that cash on hand as of March 31, 2001 together with cash flows from operations in the remainder of 2001 will be sufficient to meet its working capital requirement in 2001. In the third quarter of 2000, the Company began a restructuring of the Company which included closing and combining certain facilities, reduction of administrative staff, and disposing of non-strategic business units. In addition, recent business development efforts and refinements to the Company's staff compensation programs have improved utilization of billable, technical staff which should improve the profitability of the Company's continuing operations going forward.

On July 31, 2000, the Company entered into a line of credit agreement with a bank that was set to expire on July 31, 2002 and was secured by the Company's assets. As of September 30, 2000, the Company was not in compliance with the tangible net worth covenant. On January 10, 2001, the Company and the bank entered into an Loan Amendment and Forebearance Agreement ("Forebearance Agreement") whereby the bank agreed to forebear from exercising its rights and remedies under the loan document due to the existing event of default until March 31, 2001; provided no additional default occurs. The Company and the bank agreed the Company did not need to comply with the tangible net worth covenant set forth in the loan agreement. Under the Forebearance Agreement the Company could borrow 40% of eligible accounts receivable (as defined in the agreement) up to $5.0 million bearing interest at the bank's prime rate plus 2.5%.

On May 4, 2001, the Company's subsidiary, Netplex Systems, Inc. ("Systems") entered into a Commercial Revolving Loan, Demand Loan and Security Agreement ("Revolving Loan") with American Commercial Finance Corporation ("Lender") which expires on March 31, 2003. This Revolving Loan will replace the pre-existing bank line of credit which was operating under a Forebearance Agreement pending closing of the new loan. Under the Revolving Loan, Systems can borrow an amount equal to 80% of eligible accounts receivable as defined in the agreement, up to $3.0 million. The Revolving Loan bears interest at the prime rate plus 1.75% and is secured by (i) System's , the Company's and each of the Company's subsidiaries' assets, (ii) a $400,000 guaranty from a shareholder, Waterside Capital (the "Guaranty") and (iii) fidelity guaranties from two of the Company's officers.

In consideration for the Guaranty, Systems has preliminarily agreed to issue a note to Waterside Capital for approximately $400,000 to pay for Waterside Capital's legal and guaranty fees. In addition, the Company has preliminarily agreed to grant to Waterside Capital the right to require the Company to redeem the Class C Preferred Stock to the extent legally permissible upon the occurrence of certain events. Such events include any default by the Company or Systems under any of their respective financing arrangements, any change of control of the Company, or in the event Systems is no longer a subsidiary of the Company. Systems will guaranty (with such guaranty being secured by a grant of a security interest in all of Systems assets) the Company's performance the foregoing redemption obligation. In the event such redemption obligation is triggered by a changes of control or in the event Systems is no longer a subsidiary of the Company, it is contemplated that such guaranty obligation may be paid by the Systems' issuance of a promissory note to Waterside Capital. Additionally, it is contemplated that Waterside Capital will cancel all of their existing warrants to purchase 300,000 shares of the Company's Common Stock and the Company and Systems will each issue to Waterside Capital a warrant to purchase an as yet undetermined number of shares of common stock of each of the Company and Systems.

At March 31, 2001, there were approximately $216,000 of accrued dividends on the Company's Class A, C and E Preferred Stock.

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

Part II  Other Information

Item 1.  Legal Proceedings

For a description of certain legal proceedings affecting the Company, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-11784). There have been no subsequent material developments in such legal proceedings since such report was filed.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10 Commercial Revolving Loan, Demand Loan and Security Agreement dated as of April 30, 2001, by and between Netplex Systems, Inc. and American Commercial Finance Corporation.

(b)  Reports on Form 8-K

     During the fiscal quarter ended March 31, 2001, the Company filed 3 reports on Form 8-K.

     On February 8, 2001, the Company filed a Form 8K to announce that it has submitted a request for a hearing before the Nasdaq Listing Qualifications Panel with the intention of retaining the Company's listing on the Nasdaq Small-Cap Market.

     On February 20, 2001, the Company announced its intent to address the Nasdaq Qualifications Listing Panel on March 22, 2001, with the intention of retaining the Company's listing on the Nasdaq Small-Cap Market.

     On March 27, 2001, the Company announced its earnings for the fourth fiscal quarter and year end results for 2000.

SIGNATURE
---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE NETPLEX GROUP, INC.
                                         (Registrant)


DATE:  May 15, 2001                      /s/ Gene M. Zaino
                                         -----------------------------
                                         Gene M. Zaino
                                         Chairman of the Board
                                         (Principal Executive Officer)

DATE:  May 15, 2001                      /s/ Peter J. Russo
                                         -----------------------------
                                         Peter J. Russo
                                         Executive Vice President and Chief
                                         Financial Officer (Principal
                                         Financial Officer)