Form 10-Q
period 2001-06-30
NETPLEX GROUP INC
filed 2001-08-14
CIK 888028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    -----------------------------------------
                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    -----------------------------------------

 For the quarterly period ended June 30, 2001      Commission file number 001-11784


                             THE NETPLEX GROUP, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

         NEW YORK                                     11-2824578
------------------------------              -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

        1800 Robert Fulton Drive, Suite 250, Reston, Virginia 20191-4346
        ----------------------------------------------------------------
                   (Address of principal executive offices and zip code)

                                 (703) 716-4777
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

             -----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [   ]

As of August 14, 2001, 23,050,360 shares of the issuer's Common Stock were outstanding.

                             THE NETPLEX GROUP, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX


Part I.  Financial information

Item 1.  Financial statements and supplementary data

         a)   Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                     3

         b)   Condensed Consolidated Statements of Operations for the Three and Six Months ended
              June 30, 2001 and 2000                                                                              4

         c)   Condensed Consolidated Statements of Cash Flows for the Three and Six Months ended
              June 30, 2001 and 2000                                                                              5

         d)   Notes to Condensed Consolidated Financial Statements                                                6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                              14

Part II  Other Information                                                                                       15

Item 1.  Legal Proceedings                                                                                       15

Item 6.  Exhibits and Reports on Form 8-K                                                                        15

Signatures                                                                                                       16


Part I   Financial Information

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  Unaudited
                                                                                   June 30,      December 31,
                                      Assets                                        2001            2000
                                                                              ---------------  ---------------
Current assets:
    Cash and cash equivalents                                                      $   1,716       $    3,818
    Accounts receivable, net of allowance for doubtful accounts of $473 and
       $397, at June 30, 2001 and December 31, 2000, respectively                      3,287            4,368
    Prepaid expenses and other current assets                                            305              897
    Current assets of discontinued operations                                             --            1,006
                                                                                   ---------       ----------
      Total current assets                                                             5,308           10,089
    Property and equipment, net                                                        1,528            2,051
    Other assets                                                                         578              680
    Goodwill and other intangible assets, net                                          4,294            4,566
    Long-term assets of discontinued operations                                           --              304
                                                                                   ---------       ----------
      Total assets                                                                 $  11,708       $   17,690
                                                                                   =========       ==========
                       Liabilities and Stockholders' Equity
Current liabilities:
    Line of credit                                                                 $   1,198       $    2,003
    Accounts payable                                                                   3,550            2,864
    Accrued expenses and other current liabilities                                     5,866            7,156
    Capital lease obligation, current portion                                             34               77
    Deferred revenues                                                                     64              349
    Current liabilities of discontinued operations                                        --              492
                                                                                   ---------       ----------
      Total current liabilities                                                       10,712           12,941
    Capital lease obligations long-term, net of current portion                          119               92
    Long-term liabilities of discontinued operations                                     425              478
                                                                                   ---------       ----------
      Total liabilities                                                               11,256           13,511
                                                                                   ---------       ----------

Commitments and contingencies
Minority interest in subsidiary                                                           --               --
                                                                                   ---------       ----------

Stockholders' equity
Preferred Stock:
    Class A Cumulative, $.01 par value, liquidation preference of $4.00 per share for 2001 and 2000; 2,000,000 shares authorized, 80,597 shares issued and outstanding at June 30, 2001 and December 31, 2000,
    respectively                                                                           1                1
    Class C Cumulative, $.01 par value; liquidation preference of $3.99 per share; 2,500,000 shares authorized; 1,500,000 share issued and
    outstanding at June 30, 2001 and December 31, 2000, respectively                      15               15
    Class D Cumulative, $.01 par value; liquidation preference of $5,000 per share; 10,000 shares authorized; 1,324 and 2,145 shares issued and
    outstanding at June 30, 2001 and December 31, 2000, respectively                       1                1
    Class E Cumulative, $.01 par value; liquidation preference of $1,000 per share; 3,000 shares authorized; 3,000 shares issued and outstanding
    at June 30, 2001 and December 31, 2000, respectively                                   1                1
    Common Stock: $.001 par value, 100,000,000 shares authorized,
    23,050,360 and 20,820,448 shares issued and outstanding at June 30,
    2001 and December 31, 2000, respectively                                              23               21
Additional paid in capital                                                            34,221           34,333
Accumulated deficit                                                                 (33,810)         (30,193)
                                                                                   ---------       ----------
      Total stockholders' equity                                                         452            4,179
                                                                                   ---------       ----------
      Total liabilities and stockholders' equity                                   $  11,708       $   17,690
                                                                                   =========       ==========

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                   June 30,
                                                             ----------------------  --------------------------
                                                                2001       2000           2001           2000
                                                             --------------------------------------------------
                                                                              (Unaudited)
Revenue
   Services                                                   $   3,922      4,419      $  7,910     $  7,995
   Product                                                        1,318      2,949         4,912        6,249
                                                              ---------   --------      --------     --------
                                                                  5,240      7,368        12,822       14,244
Cost of revenues
   Services                                                       2,139      2,100         3,924        4,406
   Product                                                          907      2,364         3,623        4,456
                                                              ---------   --------      --------     --------
                                                                  3,046      4,464         7,547        8,862
                                                              ---------   --------      --------     --------
   Gross profit                                                   2,194      2,904         5,275        5,382
                                                              ---------   --------      --------     --------
Selling, general and administrative expenses                      4,347      6,273         8,899       12,441
                                                              ---------   --------      --------     --------
   Operating loss                                                (2,153)    (3,369)       (3,624)      (7,059)
Interest expense, net                                                38         86            81           37
                                                              ---------   --------      --------     --------
Net loss before income taxes                                     (2,191)    (3,455)       (3,705)      (7,096)
Provision for income taxes                                           --         --            --           --
                                                              ---------   --------      --------     --------
Loss from continuing operations before
  minority interest                                              (2,191)    (3,455)       (3,705)      (7,096)
Minority interest                                                    --        127            --          252
                                                              ---------   --------      --------     --------
Loss from continuing operations                                  (2,191)    (3,328)       (3,705)      (6,844)
Income (loss) from discontinued operations
  (net of income taxes)                                              --       (516)           87         (790)
                                                              ---------   --------      --------     --------
     Net loss                                                    (2,191)    (3,844)       (3,618)      (7,634)
Preferred Stock dividend                                           (223)      (393)         (442)        (489)
                                                              ---------   --------      --------     --------
Loss applicable to common shareholders                        $  (2,414)  $ (4,237)     $ (4,060)    $ (8,123)
                                                              =========   ========      ========     ========
Basic and diluted loss per common share:
     Continuing operations                                    $   (0.11)  $  (0.20)     $  (0.19)    $  (0.42)
     Discontinued operations                                         --      (0.03)         0.01        (0.04)
                                                              ---------   --------      --------     --------
     Total                                                    $   (0.11)  $  (0.23)     $  (0.18)    $  (0.46)
                                                              =========   ========      ========     ========
Weighted average common shares outstanding:
     Basic and diluted                                           22,709     18,082        21,959       17,653
                                                              =========   ========      ========     ========

                  See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                   Six Months Ended
                                                                              -------------------------
                                                                                June 30,     June 30,
                                                                                  2001          2000
                                                                                     (Unaudited)
        Net cash used in operating activities                                    $ (1,325)    $ (4,805)
                                                                                 --------     --------

        Net cash provided by (used in) discontinued operations                        765          (74)
                                                                                 --------     --------

        Investing activities:
        Net paid in acquisitions and earn-outs                                         --         (770)
        Purchases of property and equipment                                          (353)        (190)
        Other                                                                        (274)          38
                                                                                 --------     --------
        Net cash used in investing activities                                        (627)        (922)
                                                                                 --------     --------

        Financing activities:
        Sale of minority interest in subsidiary                                        --         (252)
        Net proceeds from stock offerings                                              14       10,747
        Proceeds from exercise of stock options and warrants                           --        2,665
        Net borrowings on line of credit                                             (805)      (3,747)
        Payment of preferred stock dividends                                         (124)        (301)
                                                                                 --------     --------
        Net cash (used in) provided by financing activities                          (915)       9,113
                                                                                 --------     --------

        (Decrease) increase in cash and cash equivalents                           (2,102)       3,312

        Cash and equivalents at beginning of period                                 3,818        4,354
                                                                                 --------     --------

        Cash and equivalents at end of period                                    $  1,716     $  7,666
                                                                                 ========     ========

        Supplemental information:
        Cash paid during the period for:
        Interest                                                                 $    118     $    176
                                                                                 ========     ========
        Income taxes                                                             $     --     $     --
                                                                                 ========     ========

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

The accompanying unaudited condensed consolidated financial statements of The Netplex Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001 and December 31, 2000 and the results of its operations and its cash flows for the three and six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of the results that may be expected for the full year.

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

The accompanying consolidated financial statements reflect a change in the manner the Company recognizes revenue in its Contractors Resources mybizoffice segment consistent with industry practice and in compliance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" and the Securities and Exchange Commission's view on revenue recognition issued in Staff Accounting Bulletin No. 101. Contractors Resources currently recognizes as revenue the fees (net revenue) it charges in its mybizoffice segment to its members for providing its back office services as these services are provided. Prior to the third quarter of 2000, Contractors Resources recorded as revenue, the gross billings from services in its mybizoffice segment provided by its members to customers with whom it contracts, invoices and collects on behalf of its members. This change has no effect on the net income or loss reported from these operations. Accordingly, effective with the issuance of the third quarter 2000 financial statements, the results of operations for all periods presented have been restated for comparability purposes to reflect this revenue recognition policy.

                                             Three Months Ended        Six Months Ended
                                                   June 30,                June 30,
                                              2001        2000         2001         2000

Gross revenue as previously reported      $    9,788  $    10,850     $19,747   $    20,914
Net revenue                               $      385  $       425     $   794   $       775


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

Note B - Re-incorporation of Netplex Systems; Rights Offering

On June 29, 2001, the Company merged its wholly owned subsidiary, Netplex Systems, Inc., a Virginia corporation, into Netplex Systems, Inc., a Delaware corporation. In July, 2001, Netplex Systems, Inc. issued the Company 1,000 shares of Class A preferred stock and 3,750 shares of Class B preferred stock. As the result of such merger and stock issuance, the Company continues to owns 100% of Netplex systems outstanding capital stock which includes 1,100,000 shares of common stock, 1,000 shares of Class A preferred stock and 3,750 shares of Class B preferred stock.

On July 2, 2001 (amended July 23, 2001), the Company filed a registration statement ("Offering") with the Securities and Exchange Commission which contemplates granting at no cost to its security holders, transferable rights to purchase shares of common stock of its wholly owned subsidiary, Netplex Systems. The Company's security holders will receive one right for every one share of the Company's common stock that they own (or would be entitled to own upon conversion of shares of preferred stock) as of July 16, 2001. Each right will entitle the holder to purchase one share of Netplex Systems' common stock at the offering price. Up to 1,300,000 shares of Netplex Systems common stock are being offered in this Offering, 1,100,000 sold by the Company and 200,000 sold by Netplex Systems. Netplex Systems is discussed below in Note H as the Netplex segment. The Company's accounting for the investment in Netplex Systems will depend on our ownership and control of Netplex Systems following the Offering. In addition, if successful, the estimated net proceeds of approximately $4.6 million will flow to the Company.

In contemplation of the completion of the Offering, the Company established option plans for Netplex Systems which provide for the granting of both incentive and nonqualified stock options exercisable into Netplex Systems stock. In 2001, Netplex Systems' board of directors approved the grant of 1,201,000 options under these plans to employees with an exercise price of $5.00.

The Company is currently negotiating a new structure related to its obligations with Waterside Capital Corporation including the consideration for the $400,000 guaranty.

Note C -- Discontinued Operations

On September 29, 2000, the measurement date, the Company announced its decision to sell its e-Infrastructure operations. The Company sought a buyer for various businesses within the e-Infrastructure segment and the Company expected to complete the sales within the 12 months subsequent to the measurement date. Accordingly, effective with the issuance of the third quarter 2000 financial statements, the results of operations and the net assets of the Company's e-Infrastructure segment were classified as discontinued operations and prior periods were restated. The results of the discontinued segment did not reflect any interest or management fees allocated by the Company. Additionally, the Company projected that the remaining businesses within the segment would not generate future operating losses prior to disposal and therefore did not record any provision in the financial statements. On September 29, 2000, the Company signed an agreement to sell its Onion Peel subsidiary (previously included as a part of the e-Infrastructure segment) for $949,000 ($574,000 of cash and $375,000 of stock) and recorded a gain of $513,000.

During the fourth quarter of 2000 and the first quarter of 2001, the Company streamlined the operations of its discontinued systems integration business (previously included in the e-Infrastructure segment) and increased its service offerings to include data management and information security focusing on systems infrastructure reliability. As a result, the systems integration business has become an integral component of Netplex Systems, enabling it to offer customers a more complete information systems solution. Therefore, effective April 1, 2001, the results of operations of the systems integration business and net assets have been reclassified as continuing operations within the Netplex operating segment and prior periods have been restated.

Note D -- Restructure Charge

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

                                                                            Balance
                                                                             as of
                                                                           June 30,
-------------------------------------------------------------------------------------
(in thousands)                                     Accrual     Utilized      2001
-------------------------------------------------------------------------------------

Write-down of Long Lived Assets                  $      160  $        75  $       85
Employee Severance and termination benefits             819          725          94
Excess Facility Costs                                   403          392          11
Other                                                   130          130          --
                                                 ----------  ----------- -----------
                                                 $    1,512  $     1,322  $      190
                                                 ==========  =========== ===========


Note E -- Financing

On May 4, 2001, the Company's subsidiary, Netplex Systems, Inc. ("Systems") entered into a Commercial Revolving Loan, Demand Loan and Security Agreement ("Revolving Loan") with American Commercial Finance Corporation ("Lender") which expires on March 31, 2003. This Revolving Loan replaced the pre-existing bank line of credit which was repaid on May 4, 2001. Under the Revolving Loan, Systems can borrow an amount equal to 80% of eligible accounts receivable as defined in the agreement, up to $3.0 million. The Revolving Loan bears interest at the prime rate plus 1.75% and is secured by (i) System's, the Company's and each of the Company's subsidiaries' assets, (ii) a $400,000 guaranty from a shareholder, Waterside Capital (the "Guaranty") and (iii) fidelity guaranties from two of the Company's officers.

The Company is currently negotiating a new structure related to its obligations with Waterside Capital Corporation including the consideration for the $400,000 guaranty.

Note E -- Earnings (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the relevant periods. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the relevant periods. For the three months ended June 30, 2001 and 2000, the assumed exercise of the Company's outstanding stock options and warrants, Convertible Preferred Stock and contingently issuable shares in connection with certain business combinations would be anti-dilutive.

Note F -- Sale of Equity Securities

In May 2001, the Company issued 50,000 shares of its common stock to Gruntal & Co. LLC for investment banking advisory services. These shares were valued at $14,500 based upon the current market price at issuance and the shares are unregistered.

Note G -- Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) 141, "Business Combinations", and SFAS 142, "Goodwill and Intangible Assets". SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective fate of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

    o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;

    o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

    o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

    o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and

    o all goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $1,295,000 and $324,000 will no longer be recognized, without effect of the Offering discussed in Note C, if any. By December 31, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

Note H-- Segment Information

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

In the second quarter of 2001, the Company had three reportable segments after it initiated an new segment, Consultant Service Center ("CSC"), within the Contractors Resources subsidiary. The Company's reportable segments are as follows:

    o Netplex - technology consulting and information systems integration services that seek to help clients make efficient, cost-effective, and reliable use of their information technology systems. As discussed in Note B, this segment is the subject of a rights offering, if successful, will result in this business being spun off into a separate reporting entity.

    o Contractors Resources - mybizoffice ("CR-MBO") - provides business infrastructure and advisory services for its membership of independent contractors, which allow members to maximize the freedom and wealth potential of the independent lifestyle while enjoying the benefits associated with full-time employment.

    o Contractors Resources - Consultant Service Center ("CR-CSC") - provides low-cost employment, payrolling, and benefits provisioning for clients' contingent work force thereby enabling businesses to reduce consultant management costs and better position themselves to engage and work with their contingent work force.

The Company's accounting policies for these segments are the same as those described in the summary of Significant Accounting Policies, except that income tax expense or benefit is not allocated to each segment. In addition, the Company evaluates the performance of its segments and allocates resources based on gross margin, and earnings before interest, taxes, depreciation and amortization ("EBITDA"). Inter-segment revenues are immaterial.

The table below presents information about segments used by the chief operating decision-maker of the Company as of and for the three and six months ended June 30, 2001 and 2000:

                                                                                     Segment
                              CR - MBO       CR - CSC     CR - Total     Netplex       Total
-------------------------------------------------------------------------------------------------
2001 - Three months:
Revenues                      $    385       $    550     $     935     $  4,305    $   5,240
Gross profit                       293             66           359        1,834        2,193
EBITDA                                                         (317)          39         (278)
-------------------------------------------------------------------------------------------------
2000 - Three months:
Revenues                      $    425       $     --     $     425     $  6,943    $   7,368
Gross profit                       274             --           274        2,630        2,904
EBITDA                                                       (1,056)         371         (685)
-------------------------------------------------------------------------------------------------
2001 - Six months:
Revenues                      $    794       $    550     $   1,344     $ 11,478    $  12,822
Gross profit                       626             66           692        4,583        5,275
EBITDA                                                         (718)         840          122
-------------------------------------------------------------------------------------------------
2000 - Six months:
Revenues                      $    775       $     --     $     775     $ 13,468    $   14,243
Gross profit                       500             --           500        4,882        5,382
EBITDA                                                       (2,029)         260       (1,769)
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Total assets:
-------------
June 30, 2001:                                            $   3,008     $  7,438    $  10,446
Discontinued                                                                              --
Unallocated                                                                             1,262
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Total                                                     $             $           $  11,708
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
June 30, 2000:                                            $   4,628     $ 11,400    $  16,028
Discontinued                                                                            2,771
Unallocated                                                                             5,142
-------------------------------------------------------------------------------------------------
Total                                                                               $  23,941
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

Reconciliation of Segment EBITDA to Net Operating Loss:


                                                   Three Months Ended Six Months Ended
                                                    June 30                 June 30,
                                             -------------------------------------------------
                                                2001        2000         2001          2000
                                             ---------   ----------  -----------   -----------
Segment EBITDA                                $    (278)  $    (685)  $      122  $    (1,769)
Unallocated corporate expenses                   (1,303)     (2,278)      (2,568)      (4,225)
Depreciation & amortization                        (571)       (453)      (1,178)        (889)
Interest expense, net                               (39)         87          (81)          39
Tax expense                                          --          --           --           --
                                              ----------------------------------  -----------
Loss from continuing operations                  (2,191)     (3,329)      (3,705)      (6,844)
Income (loss) from discontinued operations,
net of tax                                           --        (515)          87         (790)
                                              ----------  ----------  ----------  -----------
Net operating loss                            $  (2,191)  $  (3,844)  $   (3,618) $    (7,634)
                                              ==========  ==========  ==========  ============


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

The following table sets forth the revenue, gross profit, expenses, and income of each of the business areas for the three and six months ended June 30, 2001 and 2000.

                    Consolidated Operating Results by Segment
                               (amounts in 000's)

                                           Three months ended            Six months ended
                                                June 30,                     June 30,
                                       ------------------------    ---------------------------
                                         2001         2000             2001          2000
                                       ----------  ------------    -------------  ------------
Operating revenues
    Netplex                            $    4,305    $   6,943       $  11,478  $     13,468
    CR - MBO                                  385          425             794           775
    CR - CSC                                  550           --             550            --
                                       ----------    ---------       ---------  ------------
       Operating revenues                   5,240        7,368          12,822        14,243
                                       ----------    ---------       ---------  ------------
Gross profit
    Netplex                                 1,834        2,630           4,583         4,882
    CR - MBO                                  293          274             626           500
    CR - CSC                                   66           --              66            --
                                       ----------    ---------       ---------  ------------
       Gross profit                         2,193        2,904           5,275         5,382
                                       ----------    ---------       ---------  ------------
Gross profit percentage
    Netplex                                 42.6%         37.9%           39.9%         36.2%
    CR - MBO                                76.0%         64.6%           78.8%         64.5%
    CR - CSC                                12.0%           --           12.0%            --
                                       ----------    ---------       ---------  ------------
       Gross profit percentage              41.9%         39.4%           41.1%         37.8%
                                       ----------    ---------       ---------  ------------
Operating expenses
    Netplex                                 1,795        2,259           3,743         4,622
    Contractors Resources                     676        1,330           1,410         2,529
                                       ----------    ---------       ---------  ------------
       Operating expenses                   2,471        3,589           5,153         7,151
                                       ----------    ---------       ---------  ------------
Segment EBITDA
    Netplex                                    39          371             840           260
    Contractors Resources                    (317)      (1,056)           (718)       (2,029)
                                       ----------    ---------       ---------  ------------
       Segment EBITDA                        (278)        (685)            122        (1,769)
                                       ----------    ---------       ---------  ------------
Corporate expenses                         (1,303)      (2,278)        (2,568)        (4,225)
                                       ----------    ---------       ---------  ------------
 EBITDA                                    (1,581)      (2,963)        (2,446)        (5,994)


Interest, taxes, depreciation &
amortization                                 (610)        (366)        (1,259)          (850)
                                       ----------    ---------       --------   ------------
Loss from continuing operations            (2,191)      (3,329)        (3,705)        (6,844)
Income (loss) from discontinued
operations, net of tax                         --         (515)            87           (790)
                                       ----------    ---------       ---------  ------------
Net loss                               $   (2,191)   $  (3,844)      $ (3,618)  $     (7,634)
                                       ==========    =========       ========   ============


Results of Operations:

Three months ended June 30, 2001 compared to the three months ended June 30, 2000:

Revenue for the three months ended June 30, 2001 decreased $2.1 million or 28.9% to $5.2 million as compared to $7.3 million for the same period in 2000. Revenue for Netplex decreased $2.6 million or 38.0% to $4.3 million as compared to $6.9 million for the same period in 2000. CR - MBO revenue for the three month period ended June 30, 2001 was $0.4 million, unchanged from the same period in 2000. Revenue for the CR-CSC, the new business segment formed this quarter, for the three months ended June 30, 2001 was $0.6 million.

Revenue for CR - MBO reflects a change in the manner the Company recognizes revenue consistent with certain modifications made to CR's contractual arrangements during 1999 and in compliance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" and the Securities and Exchange Commission's view on revenue recognition issued in Staff Accounting Bulletin No.
101. CR - MBO's revenues represent only the fees realized for services rendered to the independent contractor. Prior to the change, revenues included the gross fees charged to the third party customer being serviced by the independent contractor. This change has no effect on the net income or loss reported from these operations. Accordingly, effective with the issuance of the third quarter 2000 financial statements, the results of operations for all periods presented have been restated for comparability purposes to reflect this revenue recognition policy.

Gross profit generated by Netplex for the three months ended June 30, 2001 decreased $0.8 million or 30.3% to $1.8 million as compared to $2.6 million for the same period of 2000. The Netplex gross profit margins increased from 37.9% in 2000 to 42.6% in 2001. These increases resulted primarily from the restructuring effort commenced in the third quarter of 2000 combined with improvements in the utilization of the technical staff. The gross profit generated by CR - MBO for the three month period ended June 30, 2001 was $0.3 million, unchanged from the same period in 2000. CR - MBO's gross profit margins increased from 64.6% in 2000 to 76.0% in 2001. These increases are the result of efficiencies that arose from the implementation of the web-based business processes for managing the independent contractor work force. Gross profit generated by CR-CSC for the three months ended June 30, 2001 was $0.1 million, or 12.0%.

Netplex's segment operating expenses for the three months ended June 30, 2001 decreased $0.5 million or 20.6% to $1.8 million from $2.3 million for the same period of 2000. This decrease resulted primarily from reduction of sales, marketing and administrative personnel. Contractors Resources segment operating expenses decreased $0.6 million or 48.2% to $0.7 million from $1.3 million in the same period of 2000. The decrease is attributed to reduced marketing expenses, web development expenses and administrative personnel costs.

Netplex's EBITDA for the three months ended June 30, 2001 decreased $0.3 million or 89.4% as compared to the same period of 2000. This decrease in EBITDA resulted primarily from the $0.8 million gross profit decrease being was only partially offset by the $0.5 million decrease in operating expenses. At the end of June, 2001, the Company made staff reductions of an additional 22 employees which will equate to approximately $0.5 million savings on a quarterly basis. Contractors Resources' EBITDA loss for the three months ended June 30, 2001 decreased $0.7 million or 70.0% as compared to the same period in 2000 as the result of efficiencies enjoyed from the implementation of web-based business processes in the Contractors Resources segment.

Corporate expense for the three months ended June 30, 2001 decreased $1.0 million or 42.7% to $1.3 million from $2.3 million in the same period of 2000. This decrease is primarily the result of the restructuring and cost saving measures implemented in the third quarter of 2000.

Earnings (from continuing operations) before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended June 30, 2001 was a loss of $1.6 million as compared to a loss of $3.0 million for the same period of 2000, a decline in the loss before interest, taxes, depreciation and amortization of $1.4 million or 46.6%. The components of this decline are discussed above.

Depreciation, amortization and interest expense, net for the three months ended June 30, 2001 increased $0.2 million to $0.6 million from $0.4 million for the same period of 2000. This increase is principally due to the amortization of the developed business software used internally in the operations of the Contractors Resources segment.

Discontinued operations were fully disposed of or retained by the end of the three month period ended June 30, 2001. The Company sold the Onion Peel business in the third quarter of 2000 and retained the systems integration business in the Netplex operations for all periods presented. The discontinued operations, the Onion Peel and staffing businesses, generated a loss of $0.5 million in the three months ended June 30, 2000. See Note C to the financial statements for a description of the discontinued operations.

No provision for income taxes was required for the three months ended June 30, 2001 or 2000 due to the generation of net losses.

Net loss for the three months ended June 30, 2001 was $2.2 million compared to a net loss of $3.8 million in the same period of 2000, an decrease in net loss of $1.6 million or 43.0%. The components of this increase are discussed above.

Six months ended June 30, 2001 compared to the six months ended June 30, 2000:

Revenue for the six months ended June 30, 2001 decreased $1.4 million or 10.0% to $12.8 million as compared to $14.2 million for the same period in 2000. Revenue for Netplex decreased $2.0 million or 7.7% to $11.5 million as compared to $13.5 million for the same period in 2000. CR - MBO revenue for the six month period ended June 30, 2001 was $0.8 million, unchanged from the same period in 2000. Revenue for the CR-CSC, the new business segment formed this quarter, for the six months ended June 30, 2001 was $0.6 million.

Gross profit generated by Netplex for the six months ended June 30, 2001 decreased $0.3 million or 6.1% to $4.6 million as compared to $4.9 million for the same period of 2000. The Netplex gross profit margins increased from 36.2% in 2000 to 39.9% in 2001. These increases resulted primarily from the restructuring effort commenced in the third quarter of 2000 combined with improvements in the utilization of the technical staff. The gross profit generated by CR - MBO for the three month period ended June 30, 2001 increased $0.1 million or 25.1% to $0.6 million from $0.5 million in the same period in 2000. CR - MBO's gross profit margins increased from 64.5% in 2000 to 78.8% in 2001. These increases are the result of efficiencies that arose from the implementation of the web-based business processes for managing the independent contractor work force. Gross profit generated by CR-CSC for the six months ended June 30, 2001 was $0.1 million.

Netplex's segment operating expenses for the six months ended June 30, 2001 decreased $0.9 million or 10.0% to $3.7 million from $4.6 million for the same period of 2000. This decrease resulted primarily from reduction of sales, marketing and administrative personnel. Contractors Resources segment operating expenses decreased $1.1 million or 22.5% to $1.4 million from $2.5 million in the same period of 2000. The decrease is attributed to reduced marketing expenses, web development and administrative personnel costs.

Netplex's EBITDA for the six months ended June 30, 2001 increased $0.6 million or 223.4% as compared to the same period of 2000. This increase in EBITDA resulted primarily from the cost saving measures implemented in 2000 coupled with technical personnel productivity increases. Contractors Resources' EBITDA loss for the six months ended June 30, 2001 decreased $1.3 million or 64.6% as compared to the same period in 2000 as the result of efficiencies enjoyed from the implementation of web-based business processes in the Contractors Resources segment.

Corporate expense for the six months ended June 30, 2001 decreased $1.7 million or 39.2% to $2.5 million from $4.2 million in the same period of 2000. This decrease is primarily the result of the restructuring and cost saving measures implemented in the third quarter of 2000.

Earnings (from continuing operations) before interest, income taxes, depreciation and amortization ("EBITDA") for the six months ended June 30, 2001 was a loss of $2.4 million as compared to a loss of $6.0 million for the same period of 2000, a decline in the loss before interest, taxes, depreciation and amortization of $3.6 million or 59.2%. The components of this decline are discussed above.

Depreciation, amortization and interest expense for the six months ended June 30, 2001 increased $0.4 million to $1.3 million from $0.9 million for the same period of 2000. This increase is principally due to the amortization of the developed business software used internally in the operations of the Contractors Resources segment.

Discontinued operations were fully disposed of or retained by the end of the six month period ended June 30, 2001. The discontinued operations, the Onion Peel and staffing businesses, generated a loss of $0.8 million in the six months ended June 30, 2000. See Note C to the financial statements for a description of the discontinued operations.

No provision for income taxes was required for the six months ended June 30, 2001 or 2000 due to the generation of net losses.

Net loss for the six months ended June 30, 2001 was $3.6 million compared to a net loss of $7.6 million in the same period of 2000, an decrease in net loss of $4.0 million or 52.6%. The components of this increase are discussed above.

Liquidity and Capital Resources:

At June 30, 2001, the Company had cash and cash equivalents of $1.7 million and $1.2 million outstanding on its line of credit facilities.

In the six months ended June 30, 2001 the Company's cash and cash equivalents decreased by $2.1 million which was primarily attributed to the $1.7 million cash used in operations for the period.

The Company has negative working capital at December 31, 2000 of approximately $5.4 million and has incurred significant losses from operations in each of the last three years. In addition, the Company is operating under a agreement with its principal lender that, among other things, imposed limits on eligible accounts receivable. Management believes that cash on hand as of June 30, 2001 together with cash flows from operations in the remainder of 2001 will be sufficient to meet its working capital requirements in 2001. In the third quarter of 2000, the Company began a restructuring of the Company which included closing and combining certain facilities, reduction of administrative staff, and disposing of non-strategic business units. In addition, recent business development efforts and refinements to the Company's staff compensation programs have improved utilization of billable, technical staff which should improve the profitability of the Company's continuing operations going forward.

On July 2, 2001 (amended July 23, 2001), the Company filed a registration statement ("Offering") with the Securities and Exchange Commission which contemplates granting at no cost to its security holders, transferable rights to purchase shares of common stock of its wholly owned subsidiary, Netplex Systems. The Company's security holders will receive one right for every one share of the Company's common stock that they own (or would be entitled to own upon conversion of shares of preferred stock) as of July 16, 2001. Each right will entitle the holder to purchase one share of Netplex Systems' common stock at the offering price. Up to 1,300,000 shares of Netplex Systems common stock are being offered in this Offering, 1,100,000 sold by the Company and 200,000 sold by Netplex Systems.

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

On May 4, 2001, the Company's subsidiary, Netplex Systems, Inc. ("Systems") entered into a Commercial Revolving Loan, Demand Loan and Security Agreement ("Revolving Loan") with American Commercial Finance Corporation ("Lender") which expires on March 31, 2003. This Revolving Loan replaced the pre-existing bank line of credit which was repaid on May 4, 2001. Under the Revolving Loan, Systems can borrow an amount equal to 80% of eligible accounts receivable as defined in the agreement, up to $3.0 million. The Revolving Loan bears interest at the prime rate plus 1.75% and is secured by (i) System's, the Company's and each of the Company's subsidiaries' assets, (ii) a $400,000 guaranty from a shareholder, Waterside Capital (the "Guaranty") and (iii) fidelity guaranties from two of the Company's officers.

The Company is currently negotiating a new structure related to its obligations with Waterside Capital Corporation including the consideration for the $400,000 guaranty.

At June 30, 2001, there were approximately $249,000 of accrued dividends on the Company's Class A, C and E Preferred Stock.

Acquisitions and future plans.

Based on the Company's current operating plan, the Company believes that the cash generated from operating activities, coupled with borrowings on its line of credit facility and additional cost reductions, where necessary, will be sufficient to meet the anticipated needs for working capital and capital expenditure for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity needs, the Company may seek to obtain additional capacity on its line of credit, sell convertible debt securities or sell additional equity securities. However, no assurances can be given that any such addition financing sources will be available on acceptable terms or at all. The sale of convertible debt securities or additional equity securities could result in additional dilution to the Company's stockholders.

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

Prior to the May 24, 2001 trial date and before any motions for reconsideration, the parties mutually agreed to enter into settlement discussions. The details of a settlement are currently being negotiated.

In December 2000, TMP filed suit against the Company and its Contractors Resources subsidiary alleging that the Company failed to make a quarterly cash payment under its co-branding agreement with TMP. The complaint seeks a judgment of approximately $464,000. The Company has disputed the allegations, denying all liability and has asserted affirmative defenses, including that TMP did not perform the agreement as required. Since filing the suit, TMP has also notified the Company that it has failed to make another payment under the agreement but this alleged default has not yet become part of the litigation. While initial discovery had commenced, both parties have agreed to stay all further discovery and enter into settlement discussions. The details of a settlement are currently being negotiated.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     10 Commercial Revolving Loan, Demand Loan and Security Agreement dated as of April 30, 2001, by and between Netplex Systems, Inc. and American Commercial Finance Corporation.*

(b)  Reports on Form 8-K

     During the fiscal quarter ended June 30, 2001, the Company filed no reports on Form 8-K.

* - Previously filed on Form 10- Q for the three month period ended March 31, 2001 filed with the Securities and Exchange Commission on May 15, 2001. (Commission File No. 001-11784)

SIGNATURE
---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE NETPLEX GROUP, INC.
                                          (Registrant)


DATE:    August 14, 2001                  /s/ Gene M. Zaino
                                          ------------------------------------
                                          Gene M. Zaino
                                          Chairman of the Board
                                          (Principal Executive Officer)

DATE:    August 14, 2001                  /s/ Peter J. Russo
                                          ------------------------------------
                                          Peter J. Russo
                                          Executive Vice President and Chief
                                          Financial Officer (Principal
                                          Financial Officer)