Form 10-Q
period 2001-09-30
NETPLEX GROUP INC
filed 2001-11-14
CIK 888028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------
                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                      -------------------------------------

For the quarterly period ended               Commission file number 001-11784
      September 30, 2001

                            THE NETPLEX GROUP, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                    11-2824578
---------------------------------       --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

        1800 Robert Fulton Drive, Suite 250, Reston, Virginia 20191-4346
     ---------------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (703) 716-4777
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [ ]

As of November 9, 2001, 23,050,360 shares of the issuer's Common Stock were outstanding.

                            THE NETPLEX GROUP, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                                     INDEX

Part I.  Financial information

Item 1.   Financial statements

          a)  Condensed Consolidated Balance Sheets as of
              September 30, 2001 and December 31, 2000                         3

          b)  Condensed Consolidated Statements of Operations
              for the Three and Nine Months ended
              September 30, 2001 and 2000                                      4

          c)  Condensed Consolidated Statements of Cash Flows
              for the Three and Nine Months ended
              September 30, 2001 and 2000                                      5

          d)  Notes to Condensed Consolidated Financial Statements             6


Item 2.       Management's Discussion and Analysis of Financial               12
              Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      16


Part II       Other Information

Item 1.       Legal Proceedings                                               16

Item 6.       Exhibits and Reports on Form 8-K                                17

Signatures                                                                    18

Part I   Financial Information

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                               Assets                               Unaudited
                                                                  September 30,      December 31,
                                                                      2001              2000
                                                                  -------------    ---------------

Current assets:
   Cash and cash equivalents                                      $       1,262              3,818
   Accounts receivable, net of allowance for doubtful accounts            2,333              4,368
     of $540 and $397, at September 30, 2001 and December 31,
     2000, respectively
   Prepaid expenses and other current assets                                283                897
   Current assets of discontinued operations                                 --              1,006
                                                                  -------------    ---------------

      Total current assets                                                3,878             10,089
   Property and equipment, net                                            1,311              2,051
   Other assets                                                             806                984
   Goodwill and other intangible assets, net                              3,596              4,566
   Deferred offering costs                                                  405                 --
                                                                  -------------    ---------------
      Total assets                                                $       9,996    $        17,690
                                                                  =============    ===============
                Liabilities and Stockholders' Equity
Current liabilities:
   Line of credit                                                 $       1,054    $         2,003
   Accounts payable                                                       3,363              2,864
   Accrued expenses                                                       6,102              7,156
   Note payable, current portion                                            333                 --
   Other current liabilities                                                521                918

      Total current liabilities                                          11,373             12,941
   Capital lease obligations long-term, net of current portion              119                 92
   Note payable, net of current portion                                     720                 --
   Other long term liabilities                                              425                478
      Total liabilities                                                  12,637             13,511
                                                                  -------------    ---------------

Commitments and contingencies
   Minority interest                                                        950                --
                                                                  -------------    ---------------

Stockholders' equity
Preferred Stock:
   Class A Cumulative, $.01 par value, liquidation preference of $4.00 per share for 2001 and 2000; 2,000,000 shares
   authorized, 80,597 shares issued and outstanding at
   September 30, 2001 and December 31, 2000, respectively                     1                  1
   Class C Cumulative, $.01 par value; liquidation preference of $3.99 per share; 2,500,000 shares authorized; no shares and 1,500,000 shares issued and outstanding at September
   30, 2001 and December 31, 2000, respectively                              --                 15
   Class D Cumulative, $.01 par value; liquidation preference of $5,000 per share; 10,000 shares authorized; 1,324 and
   2,145 shares issued and outstanding at September 30, 2001
   and December 31, 2000, respectively                                        1                  1
   Class E Cumulative, $.01 par value; liquidation preference of $1,000 per share; 3,000 shares authorized; 3,000 shares issued and outstanding at September30, 2001 and December
   31, 2000, respectively                                                     1                  1
   Common Stock: $.001 par value, 100,000,000 shares
   authorized, 23,050,360 and 20,820,448 shares issued and
   outstanding at September 30, 2001 and December 31, 2000,
   respectively                                                              21                 21
Additional paid in capital                                               32,601             34,333
Accumulated deficit                                                     (36,216)           (30,193)
                                                                  -------------    ---------------
      Total stockholders' equity (deficit)                               (3,591)             4,179
                                                                  -------------    ---------------
      Total liabilities and stockholders' equity                  $       9,996    $        17,690
                                                                  =============    ===============

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                                     Three Months Ended       Nine Months Ended
                                                                       September 30,            September 30,
                                                                  ---------------------    ---------------------
                                                                      2001        2000        2001         2000
                                                                  ---------    --------    --------    ---------
                                                                                     (Unaudited)
Revenue
 Services                                                         $   3,083    $  4,720    $ 10,993    $  12,714
 Product                                                              1,156       2,703       6,068        8,952
                                                                  ---------    --------    --------    ---------
                                                                      4,239       7,423      17,061       21,666
                                                                  ---------    --------    --------    ---------

Cost of revenues
 Services                                                             1,597       2,250       5,520        6,655
 Product                                                                727       2,144       4,350        6,600
                                                                  ---------    --------    --------    ---------
                                                                      2,324       4,394       9,870       13,255
                                                                  ---------    --------    --------    ---------
 Gross profit                                                         1,915       3,029       7,191        8,411
                                                                  ---------    --------    --------    ---------
Selling, general and administrative expenses                          4,278       6,508      13,177       19,026
Restructure charges                                                      --       1,512          --        1,512
                                                                  ---------    --------    --------    ---------

 Operating loss                                                      (2,363)     (4,991)     (5,986)     (12,127)
Interest expense, net                                                    42          17         123          (22)
                                                                  ---------    --------    --------    ---------
Net loss before income taxes                                         (2,405)     (5,008)     (6,109)     (12,105)
Provision for income taxes                                               --          --          --           --
                                                                  ---------    --------    --------    ---------
Loss from continuing operations before minority interest             (2,405)     (5,008)     (6,109)     (12,105)
Minority interest                                                        --         170          --          422
                                                                  ---------    --------    --------    ---------
Loss from continuing operations                                      (2,405)     (4,838)     (6,109)     (11,683)
Income (loss) from discontinued operations (net of income
  taxes)                                                                 --        (566)         87       (1,355)

Gain on sale of discontinued operations (net of income taxes)            --         513          --          513
                                                                  ---------    --------    --------    ---------
  Net loss                                                           (2,405)     (4,891)     (6,022)     (12,525)
Preferred Stock dividend                                               (165)       (315)       (607)        (824)
                                                                  ---------    --------    --------    ---------
Loss applicable to common shareholders                            $  (2,570)   $ (5,206)   $ (6,629)   $ (13,349)
                                                                  =========    ========    ========    =========
Basic and diluted loss per common share:
  Continuing operations                                           $   (0.11)   $  (0.25)   $  (0.30)   $   (0.67)
  Discontinued operations                                                --       (0.03)         --        (0.08)
                                                                  ---------    --------    --------    ---------
  Total                                                           $   (0.11)   $  (0.28)   $  (0.30)   $   (0.75)
                                                                  =========    ========    ========    =========

Weighted average common shares outstanding:
  Basic and diluted                                                  23,050      18,299      22,327       17,870
                                                                  =========    ========    ========    =========

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                   Nine Months Ended
                                                                      -----------------------------------------
                                                                          September 30,          September 30,
                                                                              2001                   2000
                                                                                      (Unaudited)
    Net cash used in operating activities                                $    (1,420)              $   (6,921)
                                                                         -----------               ----------

    Net cash provided by (used in) discontinued operations                       852                      (14)
                                                                         -----------               ----------

    Investing activities:
    Net paid in acquisitions and earn-outs                                        --                      (25)
    Purchases of property and equipment                                         (404)                  (1,243)
    Other                                                                       (126)                    (313)
                                                                         -----------               ----------
    Net cash used in investing activities                                       (530)                  (1,581)
                                                                         -----------               ----------

    Financing activities:
    Sale of minority interest in subsidiary                                       --                     (422)
    Net proceeds from stock offerings                                             14                   10,746
    Net proceeds from sale of subsidiary preferred stock                         950                       --
    Proceeds from exercise of stock options and warrants                          --                    2,671
    Net borrowings on line of credit                                            (949)                    (740)
    Payment of preferred stock dividends                                        (175)                    (361)
    Deferred offering costs                                                     (405)                      --
    Proceeds from notes payable                                                1,053                       --
    Purchase and retirement of preferred stock                                (1,946)                      --
                                                                         -----------               ----------
    Net cash (used in) provided by financing activities                       (1,458)                  11,894
                                                                         -----------               ----------

    (Decrease) increase in cash and cash equivalents                          (2,556)                   3,378

    Cash and equivalents at beginning of period                                3,818                    4,354
                                                                         -----------               ----------

    Cash and equivalents at end of period                                $     1,262               $    7,732
                                                                         ===========               ==========

    Supplemental information:
    Cash paid during the period for:
    Interest                                                             $       169               $      262
                                                                         ===========               ==========
    Income taxes                                                         $        --               $       --
                                                                         ===========               ==========


    Non cash activities:
    Warrant issuance                                                     $       360               $       --
                                                                         ===========               ==========

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)

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

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000 and the results of its operations and its cash flows for the three and nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of the results that may be expected for the full year.

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

The Company recognizes revenue in its Contractors Resources "mybizoffice" segment consistent with industry practice and in compliance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" and the Securities and Exchange Commission's view on revenue recognition issued in Staff Accounting Bulletin No. 101. Contractors Resources currently recognizes as revenue the fees (net revenue) it charges in its mybizoffice segment to its members for providing its back office services as these services are provided. Prior to the third quarter of 2000, Contractors Resources recorded as revenue, the gross billings from services in its mybizoffice segment provided by its members to customers with whom it contracts, invoices and collects on behalf of its members. This change has no effect on the net income or loss reported from these operations. Accordingly, effective with the issuance of the third quarter 2000 financial statements, the results of operations for all periods presented have been restated for comparability purposes to reflect this revenue recognition policy.

                                                            Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
                                                      ----------------------------   ----------------------------
                                                           2001            2000           2001            2000
                                                      ------------    ------------   ------------    ------------

       Gross revenue as previously reported           $      8,336    $     10,605   $     28,082    $     31,265
       Net revenue                                    $        321    $        372   $      1,115    $      1,146

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

Note B - Re-incorporation of Netplex Systems; Rights Offering

On June 29, 2001, the Company merged its wholly owned subsidiary, Netplex Systems, Inc., a Virginia corporation, into Netplex Systems, Inc. ("Systems"), a Delaware corporation. In July, 2001, Netplex Systems, Inc. issued the Company 1,000 shares of Class A preferred stock and 3,750 shares of Class B preferred stock. As the result of such merger and stock issuance, the Company continues to owns 100% of Systems outstanding capital stock which includes 1,100,000 shares of common stock, 1,000 shares of Class A preferred stock and 3,750 shares of Class B preferred stock.

On July 2, 2001 (amended August 20, 2001), the Company filed a registration statement ("Offering") with the Securities and Exchange Commission which contemplates granting at no cost to its security holders, transferable rights to purchase shares of common stock of its wholly owned subsidiary, Systems. The Company's security holders will receive one right for every one share of the Company's common stock that they own (or would be entitled to own upon conversion of shares of preferred stock) as of July 16, 2001. Each right will entitle the holder to purchase one share of Systems' common stock at the offering price. Up to 1,300,000 shares of Systems' common stock are being offered in this Offering, 1,100,000 sold by the Company and 200,000 sold by Systems. The Company's accounting for the investment in Systems will depend upon our ownership and control of Systems following the Offering; therefore, the Company is currently recording Systems in continuing operations pending the outcome of the Offering. In addition, if all shares held by the Company are sold, the estimated net proceeds of approximately $3.6 million will flow to the Company. As of September 30, 2001, the Company had incurred approximately $400,000 of accounting, legal and other fees associated with the Offering. Such costs have been capitalized and will be charged to additional paid in capital upon receipt of the proceeds from the Offering or expensed if the Offering is abandoned.

In contemplation of the completion of the Offering, the Company established option plans for Systems which provide for the granting of both incentive and non-qualified stock options exercisable into Systems stock. In 2001, Systems' board of directors approved the grant of 1,201,000 options under these plans to employees with an exercise price of $4.00, an amount equal to the value of an underlying share of common stock issued in the Offering.

The following supplemental financial information presents the Balance Sheets and Statements of Operations of the Company on a pro forma basis as though the Offering had taken place as of January 1, 2000. This information is prepared assuming all shares of Systems are sold, resulting in no continuing ownership in Systems by the Company.

       Pro forma Balance Sheets

                                                              September 30,     December 31,
                                                                  2001              2000
                                                              -------------    -------------
       (in thousands)
       Cash                                                  $        4,855   $        7,413
       Accounts receivable                                              741               50
       Other current assets                                             214              597
       Current assets of discontinued operations                         --            1,006
                                                              -------------    -------------
         Total current assets                                         5,810            9,066
       Property and equipment, net                                      699            1,099
       Goodwill and other intangible assets, net                        140              185
       Other assets                                                     787              965
                                                              -------------    -------------
            Total assets                                     $        7,436   $       11,315
                                                              =============    =============

       Line of credit                                        $          137   $          354
       Accounts payable and accrued expenses                          6,912            6,936
       Other current liabilities                                        783              569
                                                              -------------    -------------
         Total current liabilities                                    7,832            7,859
       Other long-term liabilities                                    1,264              570
                                                              -------------    -------------
            Total liabilities                                         9,096            8,429
                                                              -------------    -------------

       Preferred Stock                                                    1               16
       Common Stock                                                      23               23
       Additional paid-in-capital                                    32,341           32,253
       Accumulated Deficit                                          (34,025)         (29,406)
                                                              -------------    -------------
         Total stockholders' equity (deficit)                        (1,660)           2,886
                                                              -------------    -------------
            Total liabilities and stockholders' equity       $        7,436   $       11,315
                                                              =============    =============


Pro forma Statements of Operations
(in thousands)

                                                             September 30,    September 30,
                                                                 2001             2000
                                                             -------------    -------------
      (in thousands)
      Revenue
        Services                                            $        2,130   $        1,146
        Product                                                         --               --
                                                             -------------    -------------
                                                                     2,130            1,146
                                                             -------------    -------------
      Cost of revenues
        Services                                                     1,104              399
        Product                                                         --               --
                                                             -------------    -------------
                                                                     1,104              399
                                                             -------------    -------------
      Gross Profit                                                   1,026              747
                                                             -------------    -------------

      Selling, general and administrative                            5,749            9,852
      Restructuring charges                                             --            1,512
                                                             -------------    -------------

      Operating loss                                                (4,723)         (10,617)
      Interest income, net                                              17              201
                                                             -------------    -------------

      Net loss before income taxes                                  (4,706)         (10,416)
      Provision for income taxes                                        --               --
                                                             -------------    -------------

      Loss from continuing operations before minority               (4,706)         (10,416)
       interest
      Minority interest                                                 --              422
                                                             -------------    -------------

      Loss from continuing operations                               (4,706)          (9,994)
      Discontinued operations, net                                      87             (842)

           Net loss                                                 (4,619)         (10,836)
      Preferred stock dividend                                        (607)            (824)
                                                             -------------    -------------
      Loss applicable to common stockholders                $       (5,226)  $      (11,660)
                                                             =============    =============

      Basic and diluted loss per common share:
           Continuing operations                            $       ( 0.24)          ( 0.60)
           Discontinued operations                                      --           ( 0.05)
                                                             -------------    -------------
           Total                                            $       ( 0.24)          ( 0.65)
                                                             =============    =============

      Weighted average common shares outstanding:
           Basic and diluted                                        22,327           17,870
                                                             =============    =============


The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the Offering been made at the beginning of the period, or the results, which may occur in the future.

Note C - Equity Transactions


In May 2001, the Company issued 50,000 shares of its common stock to Gruntal & Co. LLC for investment banking advisory services. These shares were valued at $14,500 based upon the current market price at issuance and the shares are unregistered.

On September 28, 2001, the Company entered into an agreement with Waterside Capital Corporation ("Waterside") whereby

     . the Company paid $2,052,780 in the form of $1,000,000 cash and two secured commercial promissory notes in the original principal amounts of $900,000 and $152,780 for:

          o Waterside's surrender to the Company for cancellation 1,500,000 shares of its Class C Preferred Stock;

          o Waterside's guarantee of up to $400,000 of the Company's subsidiary, Systems, revolving credit facility; and

          o Waterside surrendered for cancellation its warrant exercisable for 300,000 shares of the Company's Common Stock.

     . Waterside in turn purchased from the Company 1,000 shares of the Company's subsidiary, Systems, preferred stock for $1,000,000 less closing fees of $50,000.

The promissory notes bear interest of 10% per annum. The $900,000 note is payable in quarterly installments of $15,000 and the $152,780 note is payable at the earlier of the closing of the Offering or January 1, 2002.

Note D -- Discontinued Operations

On September 29, 2000, the measurement date, the Company announced its decision to sell its e-Infrastructure operations. The Company sought a buyer for certain businesses within the e-Infrastructure segment and the Company expected to complete the sales within the 12 months subsequent to the measurement date. Accordingly, effective with the issuance of the third quarter 2000 financial statements, the results of operations and the net assets of the Company's e-Infrastructure segment were classified as discontinued operations and prior periods were restated. The results of the discontinued segment did not reflect any interest or management fees allocated by the Company. Additionally, the Company projected that the remaining businesses within the segment would not generate future operating losses prior to disposal and therefore did not record any provision in the financial statements. On September 29, 2000, the Company signed an agreement to sell its Onion Peel subsidiary (previously included as a part of the e-Infrastructure segment) for $949,000 ($574,000 of cash and $375,000 of stock) and recorded a gain of $513,000.

During the fourth quarter of 2000 and the first quarter of 2001, the Company streamlined the operations of its discontinued systems integration business (previously included in the e-Infrastructure segment) and increased its service offerings to include data management and information security focusing on systems infrastructure reliability. As a result, the systems integration business has become an integral component of Systems, enabling it to offer customers a more complete information systems solution. Therefore, effective April 1, 2001, the results of operations of the systems integration business and net assets have been reclassified as continuing operations within the Systems operating segment and prior periods have been restated. Also, as previously disclosed, the Company's staffing business has been migrated into the Contractors Resources - Consultant Service Center segment.

Note E -- Restructure Charge

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


                                                                                                  Balance
                                                                                                   as of
                                                                                                September 30,
                                                                Accrual           Utilized          2001
                                                            --------------    ---------------   -------------
     (in thousands)
     Write-down of Long Lived Assets                        $          160    $            79   $          81
     Employee Severance and termination benefits                       819                725              94
     Excess Facility Costs                                             403                414             (11)
     Other                                                             130                130              --
                                                            --------------    ---------------   -------------
                                                            $        1,512    $         1,348   $         164
                                                            ==============    ===============   =============

Note F -- Financing

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

Note G -- Earnings (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the relevant periods. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the relevant periods. For the three and nine months ended September 30, 2001 and 2000, the assumed exercise of the Company's outstanding stock options and warrants, Convertible Preferred Stock and contingently issuable shares in connection with certain business combinations would be anti-dilutive. These currently anti-dilutive outstanding stock options and warrants, Convertible Preferred Stock, and contingently issuable shares, combined, total 9,299,896 and 11,738,891 shares outstanding at the three months ended September 30, 2001 and 2000, respectively and 9,299,896 and 11,828,399 at the nine months ended September 30, 2001 and 2000, respectively.

Note H -- Recent Accounting Pronouncements

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

     . all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;

     . intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

     . goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

     . effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and

     . all goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $1,295,000 and $324,000 will no longer be recognized. By March 31, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

Note I -- Segment Information

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

In the second quarter of 2001, the Company had three reportable segments after it initiated a new segment, Consultant Service Center ("CSC"), which included the migration of the Company's staffing business, within the Contractors Resources subsidiary. The Company's reportable segments are as follows:

     . Netplex Systems ("Systems") - technology consulting and information systems integration services that seek to help clients make efficient, cost-effective, and reliable use of their information technology systems. As discussed in Note B, this segment is the subject of a rights offering, if successful, will result in this business being spun off into a separate reporting entity.

     . Contractors Resources - mybizoffice ("CR-MBO") - provides business infrastructure and advisory services for its membership of independent contractors, which allow members to maximize the freedom and wealth potential of the independent lifestyle while enjoying the benefits associated with full-time employment.

     . Contractors Resources - Consultant Service Center ("CR-CSC") - provides low- cost employment, payrolling, recruiting, and benefits provisioning for clients' contingent work force thereby enabling businesses to reduce consultant management costs and better position themselves to engage and work with their contingent work force.

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

The table below presents information about segments used by the chief operating decision-maker of the Company as of and for the three and nine months ended September 30, 2001 and 2000:

                                                                                                               Segment
(in thousands)                      CR - MBO          CR - CSC           CR -Total           Systems            Total
-------------------------------------------------------------------------------------------------------------------------
2001 - Three months:
Revenues                            $    320          $    466           $     786           $ 3,453           $ 4,239
Gross profit                             265                68                 333             1,582             1,915
EBITDA                                                                         (93)              423               330
-------------------------------------------------------------------------------------------------------------------------
2000 - Three months:
Revenues                            $    371          $     --            $    371           $ 7,052           $ 7,423
Gross profit                             247                --                 247             2,782             3,029
EBITDA                                                                      (1,306)              620              (686)
-------------------------------------------------------------------------------------------------------------------------
2001 - Nine months:

Revenues                            $  1,115          $  1,015            $  2,130           $14,931           $17,061
Gross profit                             891               135               1,026             6,165             7,191
EBITDA                                                                        (809)            1,262               453
-------------------------------------------------------------------------------------------------------------------------
2000 - Nine months:
Revenues                            $  1,146          $     --            $  1,146           $20,520           $21,666
Gross profit                             747                --                 747             7,664             8,411
EBITDA                                                                      (3,334)              879            (2,455)
=============================================================================================================================

Total assets:
-------------
September 30, 2001:                                                       $  2,722           $ 6,180           $ 8,902
Discontinued                                                                                                        --
Unallocated                                                                                                      1,094
------------------------------------------------------------------------------------------------------------------------------
Total                                                                     $                  $                 $ 9,996
=============================================================================================================================
September 30, 2000:                                                       $  4,809           $12,036   $        16,845
Discontinued                                                                                                     2,179
Unallocated                                                                                                      5,473
Total                                                                                                          $24,497
=============================================================================================================================

Reconciliation of Segment EBITDA to Net Operating Loss:

                                                  Three Months Ended                    Nine Months Ended
                                                     September 30                          September 30,
                                            -------------------------------       -------------------------------
                                                 2001              2000                2001              2000
                                            -------------      ------------       -------------     -------------
Segment EBITDA                              $         330      $       (686)      $         453     $      (2,455)
Unallocated corporate expenses                     (2,119)           (2,154)             (4,687)           (6,380)
Restructure charges                                    --            (1,512)                 --            (1,512)
Depreciation & amortization                          (574)             (469)             (1,752)           (1,358)
Interest expense, net                                 (42)              (17)               (123)               22
Tax expense                                            --                --                  --                --
                                            -------------      ------------       -------------     -------------
Loss from continuing operations                    (2,405)           (4,838)             (6,109)          (11,683)
Income (loss) from discontinued
 operations, net of tax                                --              (566)                 87            (1,355)
Gain on disposal of discontinued
 operations, net of tax                                --               513                  --               513
                                            -------------      ------------       -------------     -------------
Net operating loss                          $      (2,405)     $     (4,891)      $      (6,022)    $     (12,525)
                                            -------------      ------------       -------------     -------------

Note J - Litigation Settlement

In December 2000, TMP Interactive, Inc. ("Monster.com") filed suit against the Company and its Contractors Resources subsidiary alleging that the Company failed to make a quarterly cash payment under its co-branding agreement with Monster.com. The complaint seeks a judgment of approximately $464,000. The Company has disputed the allegations, denying all liability and has asserted affirmative defenses, including that TMP did not perform the agreement as required. Since filing the suit, Monster.com has also notified the Company that it has failed to make another payment under the agreement but this alleged default has not yet become part of the litigation. While initial discovery had commenced, both parties have agreed to stay all further discovery and enter into settlement discussions.

On August 7, 2001, the Company and Monster.com entered into a mutually agreeable settlement whereby the Company would pay Monster.com fees of $230,000 and grant a warrant to purchase 4,000,000 shares of the Company's common stock at $0.47 per share which is fully exercisable at any time on or before August 7, 2004.
In conjunction with this agreement, the Company recorded a selling and general and administrative charge in the three month period ended September 30, 2001 of $590,000. Of this amount, $360,000 was related to the value of the warrants granted to Monster.com derived using the Black-Scholes method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Information

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report constitute "forward-looking statements" including statements concerning the Company's expectation that the cash generated from operating activities, combined with borrowings on its line of credit facilities, will be adequate to satisfy its working capital and capital expenditure requirements for at least the next 12 months. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's recent operating losses, uncertainty concerning its ability to obtain funding to expand and improve its business, the variance in the timing of the Company's revenues, the Company's dependence on the continued services of its Chairman and Chief Executive Officer as well as its ability to attract and retain quality technical and management personnel, the competitive and rapidly changing nature of the Company's business, the Company's ability to remain competitive and respond to changes in the industry, the significant volatility of the Company's stock price, uncertainty regarding the Company's liability for violations committed by the consultants it employs, the Company's ability to satisfy guarantees made to its customers, uncertainty regarding the dilutive impact of conversion and exercise of the Company's outstanding preferred stock and warrants on its shareholders and the impact on its stock price, the risks set forth in the Company's amended Registration Statement on Form S-3 filed on Form S-1 as filed with the Securities and Exchange Commission on August 8, 2000 and risk factors listed from time to time in subsequent filings.

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

The following table sets forth the revenue, gross profit, expenses, and income of each of the business areas for the three and nine months ended September 30, 2001 and 2000.

                   Consolidated Operating Results by Segment
                               (amounts in 000's)

                                                          Three months ended                     Nine months ended
                                                              September 30,                        September 30,
                                                   ---------------------------------     -----------------------------------
                                                        2001                2000                 2001               2000
                                                   -------------     ---------------     ----------------     --------------
Operating revenues
 Systems                                         $         3,453     $         7,052   $           14,931     $       20,520
 CR - MBO                                                    320                 371                1,115              1,146
 CR - CSC                                                    466                  --                1,015                 --
                                                   -------------     ---------------     ----------------     --------------
   Operating revenues                                      4,239               7,423               17,061             21,666
                                                   -------------     ---------------     ----------------     --------------

Gross profit
 Systems                                                   1,582               2,782                6,165              7,664
 CR - MBO                                                    265                 247                  891                747
 CR - CSC                                                     68                  --                  135                 --
                                                   -------------     ---------------     ----------------     --------------
   Gross profit                                            1,915               3,029                7,191              8,411
                                                   -------------     ---------------     ----------------     --------------

Gross profit percentage
 Systems                                                    45.8%               39.5%                41.3%              37.3%
 CR - MBO                                                   82.9%               66.6%                79.9%              65.2%
 CR - CSC                                                   14.5%                 --                 13.3%                --
                                                   -------------     ---------------     ----------------     --------------
   Gross profit percentage                                  45.2%               40.8%                42.1%              38.8%
                                                   -------------     ---------------     ----------------     --------------

Operating expenses
 Systems                                                   1,159               2,162                4,903              6,785
 Contractors Resources                                       426               1,552                1,835              4,081
                                                   -------------     ---------------     ----------------     --------------
   Operating expenses                                      1,585               3,714                6,738             10,866
                                                   -------------     ---------------     ----------------     --------------

Segment EBITDA
 Systems                                                     423                 620                1,262                879
 Contractors Resources                                       (93)             (1,305)                (809)            (3,334)
                                                   -------------     ---------------     ----------------     --------------
   Segment EBITDA                                            330                (685)                 453             (2,455)
Corporate expenses                                        (2,119)             (2,155)              (4,687)            (6,380)
Restructure charges                                           --              (1,512)                  --             (1,512)
                                                   -------------     ---------------     ----------------     --------------

EBITDA                                                    (1,789)             (4,352)              (4,234)           (10,347)
Interest, taxes, depreciation & amortization                (616)               (486)              (1,875)            (1,336)
                                                   -------------     ---------------     ----------------     --------------
Loss from continuing operations                           (2,405)             (4,838)              (6,109)           (11,683)
Income (loss) from discontinued operations,
 net of tax                                                   --                (566)                  --             (1,355)
Income (loss) from discontinued operations,
 net of tax                                                   --                 513                   87                513
                                                   -------------     ---------------     ----------------     --------------
Net loss                                         $        (2,405)    $        (4,891)    $         (6,022)  $        (12,525)
                                                   =============     ===============     ================     ==============

Results of Operations:

Three months ended September 30, 2001 compared to the three months ended September 30, 2000:

Revenue for the three months ended September 30, 2001 decreased $3.2 million or 42.9% to $4.2 million as compared to $7.4 million for the same period in 2000. Revenue for Systems decreased $3.6 million or 51.0% to $3.5 million as compared to $7.1 million for the same period in 2000. This decrease is primarily attributed to the overall weakening in the U.S. economy and to the Company making $0.8 million of product sales to clients through third party leasing companies in 2001 whereby the Company did not take the risk of loss and thereby
recorded the transaction at its net margin on the sale.   The Company believes
the weakening U.S. economy is causing many of its customers and potential customers to defer or cancel altogether expenditures or systems-related projects. When these purchasing trends will reverse cannot be predicted at this time. CR - MBO revenue for the three month period ended September 30, 2001 decreased $0.1 million or 13.7% to $0.3 million as compared to $0.4 million for the same period in 2000. This decrease is primarily attributed to the weakening of the employment market over the last three months. CR-CSC, The new business segment, CR-CSC, formed in the second quarter of 2001 generated revenue for the three months ended September 30, 2001 of $0.5 million.

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

Gross profit generated by Systems for the three months ended September 30, 2001 decreased $1.2 million or 43.1% to $1.6 million as compared to $2.8 million for the same period of 2000. This decrease is primarily attributed to the decrease in the volume of business resulting from the weakening economy. The Systems gross profit margins increased from 39.5% in 2000 to 45.8% in 2001. These increases resulted primarily from the restructuring effort commenced in the third quarter of 2000 combined with improvements in the utilization of the technical staff. The gross profit generated by CR - MBO for the three month period ended September 30, 2001 was $0.3 million, unchanged from the same period in 2000. CR - MBO's gross profit margins increased from 66.6% for the three month period ended September 30, 2000 to 82.9% in the same period of 2001.
These increases are the result of efficiencies that arose from the implementation of the web-based business processes for managing the independent contractor work force. Gross profit generated by CR-CSC for the three months ended September 30, 2001 was $0.1 million, or 14.5%.

Systems' segment operating expenses for the three months ended September 30, 2001 decreased $1.0 million or 46.4% to $1.2 million from $2.2 million for the same period of 2000. This decrease resulted primarily from reduction of sales, marketing and administrative personnel. Contractors Resources segment operating expenses decreased $1.1 million or 72.6% to $0.4 million from $1.5 million in the same period of 2000. The decrease is attributed to reduced marketing expenses, web development expenses and administrative personnel costs.

Systems' EBITDA for the three months ended September 30, 2001 decreased $0.2 million or 31.8% as compared to the same period of 2000. This decrease in EBITDA resulted primarily from the $1.2 million gross profit decrease which was partially offset by the $1.0 million decrease in operating expenses.
Contractors Resources' EBITDA loss for the three months ended September 30, 2001 decreased $1.2 million or 92.9% as compared to the same period in 2000 as the result of efficiencies derived from the implementation of web-based business processes and cost reductions implemented in the third quarter of 2000 in the Contractors Resources segment.

Corporate expense for the three months ended September 30, 2001 decreased $0.1 million or 1.7% to $2.1 million from $2.2 million in the same period of 2000. The Company incurred non-recurring charges in the three month period ended September 30, 2001 of $167,000 for facility lease cancellation costs and $590,000 for fees associated with the mutually agreed upon settlement with Monster.com. Factoring those one-time expenses out, the Company's corporate expenses decreased $0.8 million or 36.8% for the three month period ended September 30, 2001 as compared to the same period in 2000 which was primarily the result of the restructuring and cost saving measures implemented in the third quarter of 2000.

Restructuring charges of $1.5 million for the three month period ended September 30, 2000 were the result of the closing of the Company's Roseland, New Jersey office, including related workforce reductions. There was no comparable charge in the same period of 2001.

Earnings (from continuing operations) before interest, income taxes, depreciation and amortization ("EBITDA") for the three months ended September 30, 2001 was a loss of $1.8 million as compared to a loss of $4.3 million for the same period of 2000, a decline in the loss before interest, taxes, depreciation and amortization of $2.5 million or 58.9%. The components of this decline are discussed above.

Depreciation, amortization and interest expense, net for the three months ended September 30, 2001 increased $0.1 million to $0.6 million from $0.5 million for the same period of 2000. This increase is principally due to the amortization of the developed business software used internally in the operations of the Contractors Resources segment.

Discontinued operations were fully disposed of or retained by the end of the three month period ended June 30, 2001. The Company sold the Onion Peel business in the third quarter of 2000 and retained the systems integration business in the Systems operations for all periods presented. The discontinued operations, the Onion Peel and staffing businesses, generated a loss of $0.6 million in the three months ended September 30, 2000. See Note C to the financial statements for a description of the discontinued operations.

No provision for income taxes was required for the three months ended September 30, 2001 or 2000 due to the generation of net losses.

Net loss for the three months ended September 30, 2001 was $2.4 million compared to a net loss of $4.9 million in the same period of 2000, a decrease in net loss of $2.5 million or 50.8%. The components of this decrease are discussed above.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000:

Revenue for the nine months ended September 30, 2001 decreased $4.6 million or 21.3% to $17.1 million as compared to $21.7 million for the same period in 2000. Revenue for Systems decreased $5.6 million or 27.2% to $14.9 million as compared to $20.5 million for the same period in 2000. Product revenue decreased $2.9 million or 32.2% to $6.1 million compared to $9.0 million for the same period in 2000. Product revenue is the result of multiple product orders ranging from a few thousand dollars to orders in excess of $1.0 million. In the nine months ended September 30, 2000, the Company had two product contracts that together amounted to approximately $2.0 million. In the period ended September 30, 2001, the Company's product orders did not include contracts of similar magnitude largely due to the down-turned economy whereby companies are hesitating to embark on new systems-related projects. Additionally, the Company sold $0.8 million of product to clients through third party leasing companies in 2001 whereby the Company did not take the risk of loss and thereby recorded the transaction at its net margin on the sale. CR - MBO revenue for the nine month period ended September 30, 2001 was $1.1 million, unchanged from the same period in 2000. Revenue for the CR-CSC, the new business segment formed this quarter, for the nine months ended September 30, 2001 was $1.0 million.

Gross profit generated by Systems for the nine months ended September 30, 2001 decreased $1.5 million or 19.6% to $6.2 million as compared to $7.7 million for the same period of 2000. The Systems gross profit margins increased from 37.3% in 2000 to 41.3% in 2001. These increases resulted primarily from the restructuring effort commenced in the third quarter of 2000 combined with improvements in the utilization of the technical staff. The gross profit generated by CR - MBO for the three month period ended September 30, 2001 increased $0.1 million or 19.2% to $0.9 million from $0.8 million in the same period in 2000. CR - MBO's gross profit margins increased from 65.2% in 2000 to 79.9% in 2001. These increases are the result of efficiencies that arose from the implementation of the web-based business processes for managing the independent contractor work force. Gross profit generated by CR-CSC for the nine months ended September 30, 2001 was $0.1 million.

Systems' segment operating expenses for the nine months ended September 30, 2001 decreased $1.9 million or 27.7% to $4.9 million from $6.8 million for the same period of 2000. This decrease resulted primarily from reduction of sales, marketing and administrative personnel. Contractors Resources segment operating expenses decreased $2.2 million or 55.0% to $1.8 million from $4.0 million in the same period of 2000. The decrease is attributed to reduced marketing expenses, web development and administrative personnel costs.

Systems EBITDA for the nine months ended September 30, 2001 increased $0.4 million or 43.5% as compared to the same period of 2000. This increase in EBITDA resulted primarily from the cost saving measures implemented in 2000 coupled with technical personnel productivity increases. Contractors Resources' EBITDA loss for the nine months ended September 30, 2001 decreased $2.5 million or 75.7% as compared to the same period in 2000 as the result of efficiencies enjoyed from the implementation of web-based business processes in the Contractors Resources segment.

Corporate expense for the nine months ended September 30, 2001 decreased $1.7 million or 26.5% to $4.7 million from $6.4 million in the same period of 2000. This decrease is primarily the result of the restructuring and cost saving measures implemented in the third quarter of 2000.

Restructuring charges of $1.5 million for the three month period ended September 30, 2000 were the result of the closing of the Company's Roseland, New Jersey office, including related workforce reductions. There was no comparable charge in the same period of 2001.

Earnings (from continuing operations) before interest, income taxes, depreciation and amortization ("EBITDA") for the nine months ended September 30, 2001 was a loss of $4.2 million as compared to a loss of $10.3 million for the same period of 2000, a decline in the loss before interest, taxes, depreciation and amortization of $6.1 million or 59.1%. The components of this decline are discussed above.

Depreciation, amortization and interest expense for the nine months ended September 30, 2001 increased $0.5 million to $1.9 million from $1.4 million for the same period of 2000. This increase is principally due to the amortization of the developed business software used internally in the operations of the Contractors Resources segment.

Discontinued operations were fully disposed of or retained by the end of the nine month period ended June 30, 2001. The discontinued operations, the Onion Peel and staffing businesses, generated a loss of $1.4 million in the nine months ended September 30, 2000. See Note C to the financial statements for a description of the discontinued operations.

No provision for income taxes was required for the nine months ended September 30, 2001 or 2000 due to the generation of net losses.

Net loss for the nine months ended September 30, 2001 was $6.0 million compared to a net loss of $12.5 million in the same period of 2000, an decrease in net loss of $6.5 million or 51.9%. The components of this increase are discussed above.

Liquidity and Capital Resources:

At September 30, 2001, the Company had cash and cash equivalents of $1.3 million and $1.1 million outstanding on its line of credit facilities.

In the nine months ended September 30, 2001 the Company's cash and cash equivalents decreased by $2.6 million which was primarily attributed to the $2.6 million cash used in operations for the period.

The Company has negative working capital at September 30, 2001 of approximately $7.1 million and has incurred significant losses from operations in each of the last three years. In addition, the Company is operating under a agreement with its principal lender that, among other things, imposed limits on eligible accounts receivable. Management believes that cash on hand as of September 30, 2001 together with cash flows from operations in the remainder of 2001 will be sufficient to meet its working capital requirements in 2001. In the third quarter of 2000, the Company began a restructuring of the Company which included closing and combining certain facilities, reduction of administrative staff, and disposing of non-strategic business units. In addition, recent business development efforts and refinements to the Company's staff compensation programs have improved utilization of billable, technical staff which should improve the profitability of the Company's continuing operations going forward.

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

On July 2, 2001 (amended August 20, 2001), the Company filed a registration statement ("Offering") with the Securities and Exchange Commission which contemplates granting at no cost to its security holders, transferable rights to purchase shares of common stock of its wholly owned subsidiary, Netplex Systems. The Company's security holders will receive one right for every one share of the Company's common stock that they own (or would be entitled to own upon conversion of shares of preferred stock) as of July 16, 2001. Each right will entitle the holder to purchase one share of Netplex Systems' common stock at the offering price. Up to 1,300,000 shares of Netplex Systems common stock are being offered in this Offering, 1,100,000 sold by the Company and 200,000 sold by Netplex Systems. Net proceeds from this Offering based the sale of all of the stock being offered will be approximately $4.5 million, $3.6 million for the Company and $0.9 million for Netplex Systems.

On September 28, 2001, the Company sold Waterside 1,000 shares of preferred stock in the Company's subsidiary, Netplex Systems, Inc. for $1,000,000. Additionally, the Company paid Waterside $2,152,780 in the form of $1,000,000 cash and two secured commercial promissory notes in the original principal amounts of $900,000 and $152,780, for Waterside's surrender of 1,500,000 shares of the Company's Class C Preferred Stock and its warrant exercisable for 300,000 shares of the Company's Common Stock. The promissory notes both bear interest of 10% per annum. The $900,000 note is payable in quarterly installments of $15,000 and the $152,780 note is payable at the earlier of the closing of the Offering or January 1, 2002.

At September 30, 2001, there were approximately $103,089 of accrued dividends on the Company's Class A, D and E Preferred Stock.

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

Prior to the May 24, 2001 trial date and before any motions for reconsideration, the parties mutually agreed to enter into settlement negotiations. Such negotiations are ongoing and could result in a liability of no more than $1.8 million payable in a combination of cash (dependent on the proceeds from the Offering - See Note B - Re-incorporation of Netplex Systems; Rights Offering), notes and other investments held by the Company.

In December 2000, TMP Interactive, Inc. ("Monster.com") filed suit against the Company and its Contractors Resources subsidiary alleging that the Company failed to make a quarterly cash payment under its co-branding agreement with Monster.com. The complaint seeks a judgment of approximately $464,000. The Company has disputed the allegations, denying all liability and has asserted affirmative defenses, including that TMP did not perform the agreement as required. Since filing the suit, Monster.com has also notified the Company that it has failed to make another payment under the agreement but this alleged default has not yet become part of the litigation. While initial discovery had commenced, both parties have agreed to stay all further discovery and enter into settlement discussions.

On August 7, 2001, the Company and Monster.com entered into a mutually agreeable settlement whereby the Company would pay Monster.com fees of $230,000 and grant a warrant to purchase 4,000,000 shares of the Company's common stock at $0.47 per share which is fully exercisable at any time on or before August 7, 2004.
In conjunction with this agreement, the Company recorded a selling and general and administrative charge in the three month period ended September 30, 2001 of $590,000. Of this amount, $360,000 was related to the valuation of the warrants granted to Monster.com.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     3 Certificate of Amendment of the Certificate of Incorporation of Netplex Systems, Inc.

     10.1 Commercial Revolving Loan, Demand Loan and Security Agreement dated as of April 30, 2001, by and between Netplex Systems, Inc. and American Commercial Finance Corporation.*

     10.2 Master Agreement between The Netplex Group, Inc., Netplex Systems, Inc. and Waterside Capital Corporation dated September 28, 2001.

     10.3 Registration Rights Agreement between Netplex Systems, Inc. and Waterside Capital Corporation dated September 28, 2001.

     10.4 Secured Commercial Note for $900,000 by and among The Netplex Group, Inc. and Waterside Capital Corporation dated September 28, 2001.

     10.5 Secured Commercial Note for $154,697.45 by and among The Netplex Group, Inc. and Waterside Capital Corporation dated September 28, 2001.

     10.6 Investor Rights Agreement and Amended and Restated Investor Rights Agreement between Netplex Systems, Inc. and Waterside Capital Corporation dated September 30, 2001.

     10.7 Security Agreement (Preferred Stock and Credit Guaranty) between Netplex Systems, Inc. and Waterside Capital Corporation dated September 28, 2001.

     10.8 Security Agreement ($900,000 and $154,697.45 Commercial Notes) between Netplex Systems, Inc. and Waterside Capital Corporation dated September 28, 2001.

(b)  Reports on Form 8-K

     During the fiscal quarter ended September 30, 2001, the Company filed no reports on Form 8-K.

* - Previously filed on Form 10-Q for the three month period ended March 31, 2001 filed with the Securities and Exchange Commission on May 15, 2001. (Commission File No. 001-11784)

SIGNATURE
---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE NETPLEX GROUP, INC.
                                         (Registrant)



DATE:  November 14, 2001                 /s/ Gene M. Zaino
                                         --------------------------
                                         Gene M. Zaino
                                         Chairman of the Board
                                         (Principal Executive Officer)

DATE:  November 14, 2001                 /s/ Peter J. Russo
                                         --------------------------
                                         Peter J. Russo
                                         Executive Vice President and Chief
                                         Financial Officer (Principal
                                         Financial Officer)