Form 10-K
period 2001-12-31
NETPLEX GROUP INC
filed 2002-04-15
CIK 888028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)                  ________________________


     [4] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended  December 31, 2001
                                    --------------------------------------------

                                       Or

     [_]  For the transition period from_________________ to _________________.

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
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)
Registrant's telephone number, including area code: (703) 716-4777
                                                   -----------------------------

Securities registered under Section 12(b) of the Exchange Act:

     =================================== ===============================================
             Title of Each Class            Name of Each Exchange on Which Registered
             -------------------            -----------------------------------------
     ----------------------------------- -----------------------------------------------
        Common Stock, $.001 par value         NASD Over the Counter Bulletin Board
     =================================== ===============================================

Securities registered under Section 12(g) of the Exchange Act:

                                                            None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of March 29, 2002, was approximately $830,000.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of March 29, 2002: 23,050,360 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated herein by reference into Part III.

                               INDEX TO FORM 10-K

PART I ..............................................................................................   3

  Item 1.  Business..................................................................................   3

  Item 2.  Properties................................................................................  17

  Item 3.  Legal Proceedings. .......................................................................  18

  Item 4.  Submission of Matters to a Vote of Security Holders.......................................  19

PART II .............................................................................................  20

  Item 5.  Market for Common Equity and Related Stockholder Matters..................................  20

  Item 6.  Selected Financial Data...................................................................  22

  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  24

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk................................  27

  Item 8.  Financial Statements and Supplementary Data...............................................  28

  Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......  28

PART III ............................................................................................  29

  Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
           16(a) of the Exchange Act.................................................................  29

  Item 11. Executive Compensation....................................................................  29

  Item 12. Security Ownership of Certain Beneficial Owners and Management............................  33

  Item 13. Certain Relationships and Related Transactions............................................  34

PART IV .............................................................................................  35

  Item 14. Exhibits and Reports on Form 8-K..........................................................  35

  Signatures.........................................................................................  39

                                     PART I

1. Business.

Company Overview

Based in Reston, Virginia, The Netplex Group, Inc. (the Company) consists of two distinct operating units:

..    Netplex Systems, Inc. ("Systems"), a professional services provider that combines industry-specific knowledge, emerging technologies, and proven strategies to deliver superior business systems solutions; and

..    Contractors Resources, Inc., ("CR") which delivers time- and money-saving services for independent professionals and the organizations that use them.

Over the past two years, management has undertaken restructuring efforts aimed at, among other things, improving the productivity and billable utilization of its staff and reducing operating expenses. These restructuring efforts have included headcount reductions, consolidation of facilities and management of discretionary expenses. However, these actions were taken in a period where economic conditions in the United States and abroad created downward pressure on spending for information technology initiatives, including demand for the Company's consulting services.

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary. At this time, management has chosen to not pursue the rights offering further, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). In March 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business for approximately $6.0 million in cash, subject to several conditions to closing, including due diligence and entering into purchase and sale agreements and employment agreements with key individuals in this business. While management is optimistic that this transaction will close by the end of May, no assurances can be given at this time that the Company will be able to close on this sale or one with other potential buyers. In addition, the Company continues to entertain offers for the remaining businesses within its Netplex Systems business.

If the above sale is successfully completed, management intends to focus on improving the operations of its Contractors Resources business by growing both its business to consumer service ("MyBizOffice") and its business to business service ("Consultant Service Center") offerings.

The following sections describe each of these operating units through an overview, a market opportunity description, a description of services, a breakdown of competition and differentiators, a partial client list, our strategy for growth, seasonal considerations, backlog, strategic acquisition status, and contact information.

Systems

Overview

Systems provides technology consulting and information systems integration services that seek to help clients make the most efficient, cost-effective, and reliable use of their information technology systems. Examples of information systems upon which we commonly base solutions are financial systems, human resources applications, warehouse management packages, Point-of-Sale systems, order processing applications, data networks, infrastructure systems, data storage management platforms, and multi-site communications systems.

We offer three "disciplines" of services--strategy, technology, and security-- through which we seek to support clients through all phases of their information systems' development and implementation. We are also organized into "industry specializations," which are practices that seek to conceptualize and develop solutions by leveraging concentrated expertise within a particular industry. Through our industry specializations, we seek to promote the development of solutions that are most appropriate to our clients' specific business problems. By coordinating the skills, knowledge, and efforts of our service disciplines and industry specializations, we seek to balance the most appropriate traditional processes and emerging technologies to help clients achieve improved business efficiencies.

Our core consulting and integration services focus on building ongoing business value for a customer base that typically includes corporations with a national or multi-national presence. We seek to become our clients' single-source information systems partner and commonly develop multi-year relationships with clients that entail multiple projects.

Industry Specializations

We consider our industry specializations, introduced above, to be critical to our business model. Although we serve organizations beyond industries in which we specialize, we consider it imperative to thoroughly understand the business dynamics and technology trends of our targeted industries. In doing so, we seek to provide the most appropriate solutions for industry-specific business problems. We believe that establishing this understanding helps us deliver business systems solutions that serve our clients' unique strategic, technological, and information security needs which better enables them to enhance their operations, strengthen client loyalty, and achieve a sustainable competitive advantage.

Our primary industry specialization is in the Retail and Supply Chain ("Retail") industry, which comprises companies that primarily provide goods and services to consumers as well as the processes by which they receive goods from their manufacturers and suppliers. Our Retail industry clients--which commonly include apparel retailers, grocery stores, specialty retailers, music and video outlets, department stores, sporting goods chains, and restaurants--generally comprise national or multi-national chains of 100 or more stores. We seek to provide our Retail clients with end-to-end systems solutions designed to improve their operational efficiencies, enhance processes that improve customer service, and/or pursue new revenue opportunities. We have served Retail businesses with professional systems services since 1985. We believe that we have achieved a noteworthy and respected reputation in the Retail industry and approximately 80% of our Retail clients return to us for multiple projects. We further believe that our expertise within the Retail industry gives us a competitive advantage over many larger national consulting companies.

Market Opportunity

Our market opportunity originates from the need for business strategies and solutions that help organizations most efficiently improve their internal operations and/or competitive advantage.

We believe that there exists a growing trend toward professional services designed to build or augment business systems through emerging technologies. Many of our clients have become participants in this trend by implementing business strategies that combine traditional technologies and practices with those made possible by the Internet. We believe that the vast majority of our business systems services in 2001 and beyond will include a combination of traditional and Web-based systems.

We further believe that businesses wishing to implement complete information systems strategies and solutions often require skill sets and capacity that extend beyond their internal executive, marketing, and Information Systems (IS) staffs. As a result, several of our clients have selected us to provide consulting integration, and technology infrastructure development services intended to help them develop business strategies and/or enable the systems that most efficiently position them for ongoing competitive advantage.

Description of Services

We seek to maximize the capabilities of our industry specializations with our three service disciplines, which we believe to be applicable to multiple industry specializations. While our Retail industry specialization remains our most prominent, we believe that, as we choose to expand, we have planned our service disciplines so that they will effectively serve other industries as well. Our service disciplines are:

..    Strategy, through which we seek to leverage our industry knowledge to guide clients toward the most effective use of business practices and systems;

..    Technology, through which we seek to develop, integrate, and implement appropriate information systems and infrastructure; and

..    Security, through which we seek to maximize the integrity and minimize the potential threats to clients' information architecture.

We believe that our service disciplines provide the appropriate breadth and quality of services that will accommodate, on a single-source basis, the vast majority technology-related projects.

Service Discipline: Strategy. The services of our Strategy discipline seek to help clients determine the best ways to use technology to maximize their long-term business viability and establish ongoing competitive advantage. Working collaboratively with our clients' executive management, we leverage our industry and technology experience to evaluate new or modified opportunities for building revenues or improving operational efficiencies. The services of our Strategy discipline also seek to help clients define or revise business models designed to take advantage of these opportunities. This discipline also offers the ability to develop the execution plan for bringing the new business models to reality.

Service Discipline: Technology. The services of our Technology discipline seek to design, develop and implement appropriate business systems based either on the plans defined by our Strategy discipline or requirements established elsewhere. This group also helps clients build an effective technology infrastructure and also commonly integrates newly developed systems with clients' existing ("legacy") system. These services are intended to promote the delivery of reliable business systems at a reasonable cost. Further, our Technology discipline seeks to create and/or integrate e-commerce capabilities to clients' Web applications. The services of our Technology discipline also include a formal Client Support Network, through which we closely monitor clients' systems and attempt to resolve system problems as quickly as possible.

Service Discipline: Security. The services of our Security discipline seek to ensure the integrity of clients' information systems and minimize the threat of losing information due to "hacking," theft, or natural disasters. Our Security services include information security strategy solutions, from which we commonly perform vulnerability analyses, test client systems' penetrability, and develop security architectures. We have provided these services both as stand-alone services and as part of projects originating from other Company disciplines.

Competition

Despite the significant difficulties many technology services companies experienced during 2000, we remain in a very competitive market. We believe that the most successful participants in this market no longer rely on serving "dot-com" companies to attain revenue growth. Instead, we believe that most have realigned their marketing direction toward larger, more established players within specific vertical markets. We established a primarily industry-centric marketing strategy in 1999 and our revenue from dot-com companies represented less than 10% of our 2000 revenue.

Our competition falls into four general categories, described below. In all cases, many of our competitors have greater resources, greater expertise, or have better access to capital than us. Competitive categories include:

..    Industry-Specific Solutions Integrators. These companies have expertise in and build solutions exclusively for specific vertical markets. We believe that these companies, like us, attempt to distinguish themselves by developing expertise in a single or relatively few markets, thereby better enabling themselves to compete with larger and more well-funded consulting companies. Industry-specific solutions integrators include Answerthink, LakeWest Group and several smaller companies.

..    "Big 5" Consulting Firms. Many of the "Big 5" consulting firms (such as
     Deloitte & Touche, KPMG, and Accenture) feature industry-concentrated practices and offer strategic and technological solutions similar to ours. As a result, we frequently compete against these firms when bidding on projects related to industry specializations. Systems believes that the success of professional consulting services depends on individuals who deliver these services, coupled with the knowledge base and management processes of the companies with which they work. We believe that we have been successful competing against "Big 5" firms in the past because our clients recognize the depth of our industry knowledge and prefer a relationship with a smaller, more flexible firm that can respond quickly to shifting requirements. Several Systems associates have previously worked for "Big 5" firms.

..    Large Systems Integrators. Several prominent companies represent a competitive threat to our business in the areas of systems integration and solution implementation. In some cases, these competitors' integration services complement their hardware and software development efforts, which we believe gives them the appearance of significant expertise in the perception of some potential clients. However, we believe that our experience integrating these vendors' systems positions us to compete favorably and that many clients prefer the attentiveness and value associated with a smaller company. Examples of large systems integrators include Dimension Data, EDS, Hewlett-Packard, and IBM.

..    Small to Mid-Sized Regional Systems Integrators. Our technology integration services face competition from many small and mid-sized integrators around the U.S. In most cases, these integrators are regional and therefore generally compete with us only within our primary operating locations (Reston, Va.; Oklahoma City, OK,; and Charlotte, N.C.).

Differentiators

We believe that our business has two primary competitive differentiators from its competitors:

Industry Focus: As previously mentioned, we attempt to understand the business dynamics and technology trends of specific industries. As part of our fundamental business strategy, we have established formal practice areas dedicated to serving the unique needs of these markets. As of today, our largest industry specialization is in the Retail industry. We employ approximately 50 full-time billable professionals dedicated to creating Retail - specific solutions and our employees have amassed a cumulative 1,000 person-years of Retail experience.

Single-Source Systems Solutions: We attempt to compete with other companies in our market by providing single-source solutions and developing relationships with clients who seek a provider that can balance multiple strategic and technical disciplines in developing or enhancing business systems. Our single-source end solutions seek to cover clients' business requirements `two dimensionally': from `beginning to end' and from `front to back.' We seek to provide beginning to end services that guide clients from the strategic conception of their business initiatives through application development, deployment, and security assurance. Simultaneously, we seek to serve clients' systems initiatives from front to back; that is, our services are intended to integrate front-end application design with back-end databases and legacy systems, creating a reliable, secure, and high-performing infrastructure.

Clients

Systems' client base includes large and middle-market firms from various industries. We derived, and believe that we will continue to derive, a significant portion of our revenue from a large number of clients. The majority of our clients, over 50%, are in the Retail industry; however, we also serve many customers from various other industries. The companies listed below represent our largest clients, each representing revenue in excess of $1.0 million since 1998.

Our major Retail/Consumer Products clients include: o

..    American Eagle Outfitters          .    Sonic Industries
..    ALDI                               .    SVI Retail
..    Dick's Sporting Goods              .    Trans World Entertainment
..    Dollar General                     .    Value City Dept. Stores
..    Garden Ridge, Inc.

Major clients from within other industries include: o

..    Colonial Pipeline                  .    Omni Services
..    Ericsson                           .    TeleCorp
..    King Pharmaceuticals

Systems recognized revenue from unaffiliated customers constituting 21.4%, 25.0% and 27.8% of Systems' revenues in 2001, 2000 and 1999, respectively from two customers in each year.

Growth Strategy

Each of the following growth initiatives requires ample working capital. No assurance can be given that our strategy will be successful.

..    Sustain Growth in Systems Solutions Business. In 2001, we have undertaken several initiatives that are designed to bring exposure to our company and help us promote revenue growth. We have made investments in publicizing our services, strengths, and position in the market through coordinated marketing and public relations initiatives, and we intend to continue to do so during 2001 and beyond. We are also planning to grow our sales staff and our team of billable professionals to accommodate revenue growth.

..    Re-Engage with Existing Client Base. Many of our clients return to us for additional services after our initial engagement with them. In our Retail specialization, this percentage is over 80%. It is critical to our growth that we continue to conduct our client engagements with the same quality and professionalism that we believe drive our current repeat client rate.

..    Develop New Industry Specializations. We also intend to roll out new industry specializations. We believe that the growth of our Retail and Supply Chain specializations stems from our knowledge and experience in these markets. We believe that our industry understanding will enable us to create client solutions that are aligned to the demands of this industry. Consequently, we believe that we must build a core industry competency, either organically or through acquisition, before we formalize any new industry-focused practice.

Seasonal Considerations

The company is generally not affected by seasonal changes except that only a limited amount of services are furnished to Retail clients during the period from the end of November to the end of January.

Backlog

The backlog of Systems' project-based business was approximately $3.0 million as of March 1, 2002.

Strategic Relationships

Systems continues to develop strategic relationships with companies or organizations whose services we believe complement ours. We believe that such partnerships play an important role in our strategy of being a premium-level end-to-end business systems provider. As technologies evolve, our ability to deliver advanced business systems solutions may depend on our ability to secure and maintain alliances with leading technology manufacturers.

Contact Information

The Systems' principal executive offices and headquarters are located at 1800 Robert Fulton Drive, Second Floor, Reston, Va., 20191. This location serves as the headquarters for the Systems and Contractors Resources businesses.

Please direct all inquiries related to Systems to:
Tel: (703) 716-4777
Fax: (703) 716-1110
Email: info@netplexgroup.com
Web: www.netplexgroup.com

Contractors Resources

Overview

The second of The Netplex Group's operating units is our Contractors Resources subsidiary. CR itself comprises two distinct business functions:

..    A business-to-consumer service, MyBizOffice(TM) ("MBO"). Designed to help independent professionals (IPs) more easily manage their careers, MyBizOffice serves as a corporate infrastructure for independent professionals who would otherwise have to perform their own business management and administrative tasks. MyBizOffice's services include contract review, invoicing, collections, tax administration, employee benefits, pre-tax retirement programs, marketing services, financial services, and expense management.

..    A business-to-business service, the Consultant Service Center ("CSC"). By offering low-cost employment, payrolling, and benefits provisioning for clients' contingent work force, CSC is designed to enable businesses to reduce consultant management costs and better position themselves to efficiently engage and work with their contingent work force. Clients may also extend the scope of CSC's services to include our Consultant Recruitment Network (CRN) capability, which locates and assesses candidates for clients' open contract positions. In addition, CSC, which CR launched in early 2001, also serves as a marketing channel for MBO.

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

Description of Services

CR provides cost- and time-saving business management and administrative services for independent consultants and the organizations that use them. It's two service categories include MyBizOffice, a business-to-consumer service that targets individual IPs, and the Consultant Service Center, a business-to-business service that targets organizations that use at least 100 IPs per year.

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

When IPs join MyBizOffice (becoming "members"), they generally become W-2 employees of Contractors Resources/1/. As their employer of record, we provide MyBizOffice members the services and infrastructure normally associated with a traditional corporate environment. However, we do not put restrictions on their independent work style; MyBizOffice members find their own projects, negotiate their own hourly billing rates, and are free to work wherever and whenever they choose.

____________________________

/1/ In addition to its standard W-2 membership, Contractors Resources also provides services for several single-person corporations.

The services we provide our members are as follows:

     .  Billing rate advice                .  Expense reimbursement
     .  Time sheet collection              .  Access to projects within larger
     .  Client invoicing and payment          corporations
        collections                        .  Marketing and career development
     .  State/federal/local payroll           advice
        tax filings                        .  Financial services
     . Payrolling (providing a consistent . Contract administration tax-adjusted paycheck)
     .  Accounts receivable management
     .  Online banking and loan services

In addition, we provide a competitive benefits package that is usually more comprehensive and less expensive than that which IPs would be able to assemble on their own. Benefits include:

     .  401(k) program                     .  Disability insurance
     .  Profit sharing                     .  Professional liability insurance
     .  Health insurance                   .  Deferred compensation plan
     .  Dental insurance

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

Service Overview: The Consultant Service Center

CR's business-to-business service, the Consultant Service Center, targets major businesses and government agencies. It offers high-value employment, payrolling, and benefits provisioning for our clients' contingent work force. CR designed CSC to enable businesses to reduce consultant management costs and better position themselves to efficiently engage and work with their contingent workers. We officially launched the CSC service in early 2001.

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

CSC gives businesses the opportunity to "unbundle" the traditional staffing company model. As such, business that find their own consultants can now turn to the CSC for their employment services. Our fee for this service is under 5% of the consultant's rate, which is significantly lower than fees or mark-ups charged by most staffing companies. As a result, we believe that CSC provides significant value for organizations that use consultants--not by reducing costs through using inferior consultants, but by streamlining clients' consultant supply chains.

CR designed CSC to offer its clients additional advantages such as easier consultant engagement, simplified invoice consolidation, and improved compliance with federal regulations. In addition, CSC better enables organizations to become "consultant-friendly"--i.e., more easily able to attract, work with, and maintain consulting talent.

In addition, the Consultant Service Center provides CR with a marketing channel that supplements our MyBizOffice service in two ways. First, CR markets the more encompassing MyBizOffice service to its Consultant Service Center members with the intention of converting them to MyBizOffice upon completion of their CSC-related contract. Second, we believe CR's corporate affiliations may influence MyBizOffice prospects to join MyBizOffice because such relationships enable members to more easily work within affiliated organizations.

Competition

Contractors Resources represents one alternative for independent professionals
(IPs) who choose to work outside of the "traditional" company-centric employment model. Contractors Resources is one of several options these professionals have for pursuing and building independent careers. These include:

..    Working with a staffing company. Many IPs associate themselves with a staffing or professional services company/2/. These companies provide employment services (i.e., benefits, insurances, payrolling, tax administration, etc.) and actively attempt to match independent individuals with appropriate project positions. These companies typically charge a 25% to 50% mark-up on their consultants' hourly rate. There are presently thousands of staffing companies in the U.S. and around the world and their IP bases range from under 10 to several thousand.

..    Working as a "1099" independent. IPs who prefer to find their own project positions often work as a sole proprietor or "1099" (so named because of the IRS form 1099 they are required to complete). These IPs are generally more experienced and are able to command higher billing rates than those who work with staffing companies, as their clients are not required to pay any mark-ups on their rate. However, 1099s are responsible for handling their own insurance, retirement programs, liability, and self-employment taxes. In addition, some businesses will not work with 1099s due to the administration associated with engaging individual contractors as well as the possibility of infringement on federal regulations concerning the classification of their work force.

..    Self-incorporating. Like 1099s, individuals who choose to incorporate themselves have the flexibility to find their own projects and can generally charge higher rates than those working with staffing companies. Self-incorporating also gives IPs a more professional appearance and enables them to work with some clients who would be unwilling to work with them as 1099s. Single-person corporations, though, must take on additional administrative tasks associated with running their business and are required to pay unemployment insurance and Workmen's Compensation insurance.

..    Using a "Virtual Corporate Office" or "back-office." A relatively new alternative, "back office" services provide a company-like infrastructure for IPs who prefer to find projects on their own. With the advent of the Internet, back-office services have been called Virtual Corporate Offices, as their services and financial tracking mechanisms are Internet-accessible. Like a staffing company, a Virtual Corporate Office serves as its IPs' employer of record and therefore provides services such as benefits, insurances, payrolling, tax administration, etc. Virtual Corporate Offices, however, do not charge to find projects for its IPs and are generally able to charge lower fees or mark-ups than staffing companies. Virtual Corporate Offices generally do not impede their IPs' freedom to choose their own clients, rates, and schedule. CR's MyBizOffice service falls into this category of services.

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

Competition within the Virtual Corporate Office market grew in 2000 and 2001 as new companies began providing these types of services and others refined offerings to better align with this category. Most of the companies in this space are currently private.

CR believes that the Virtual Corporate Office employment model alternative will grow in popularity as more IPs recognize it as a viable option. As a result, CR expects that additional companies will emerge in this market and that

____________________________

/2/ Staffing companies are organizations that provide skilled human resources on a non-permanent basis, meeting requirements specified by a client organization.

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

Differentiators

Contractors Resources has several differentiators that we believe will help us attain a leadership position in the Virtual Corporate Office market. They include:

..    Experience. Contractors Resources has been providing contractor-focused back-office services since 1986. We believe that this represents more experience than many similar businesses, some of which have emerged in the last three years. We believe that this experience is integral to several critical business processes that are flexible, scalable, and more advanced than our current competition.

..    Services for individuals and organizations. Contractors Resources believes it improved its competitive positioning in early 2001 by adding the Consultant Service Center, a suite of services that are marketed exclusively to businesses and government agencies that use IPs. This offering works in concert with, but is distinct from, our MyBizOffice service that targets individual IPs. We designed the Consultant Service Center offering to expand our overall revenue base and serve as a marketing channel to potential MyBizOffice members.

..    Fully integrated online service offering. During 2000, CR completed the integrated Web-enablement of all our key business processes and financial systems. We believe that completing this conversion enables us to serve our members more efficiently and, as a result, the same number of CR support staff can administer a greater number of members. In addition, research we conducted in 1999 indicated that an online system is more appealing to our members and target market. We believe that our ability to serve greater numbers of members gives CR a critical competitive advantage.

Clients

The client base for Contractors Resources' MyBizOffice service comprises individuals. The corporate clients with which we have Master Services Agreements include many Fortune 1000 companies throughout the U.S.

Growth Strategy

As mentioned earlier, CR introduced the business-to-business, the Consultant Service Center offering in early 2001. We believe that the most effective way to market our services to the independent workforce is to pursue the organizations that use contract talent. As a result, CR intends to devote the majority of its sales and marketing expenditures to the pursuit of organizations that use a significant number of contracted workers.

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

The most prominent partnership CR established in the early part of 2001 was:

..    TheBancorp.com. In October, 2000, CR established a partnership with
     TheBancorp.com, a provider of online banking services that are marketed through online establishments that serve as affiliates. Through this relationship, we have extended MyBizOffice's service offering to include TheBancorp.com's full suite of services, including checking and savings accounts, loans and mortgages, auto leases, an online brokerage services.

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

Financial Information About Segments

For financial information regarding our business divisions (Systems and CR) see
Note 16 to the financial statements.

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

Geographic Positioning

The geographic scope of Netplex currently consists of four office locations. Of these, two are on the East Coast of the U.S. two are in Midwest. The Company does not have any locations outside the U.S. Revenue from sources outside the U.S. is less than 1 percent of total revenue.

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

Employees

As of March 1, 2002 we had approximately 280 full-time employees (including permanent and contract employees). We believe that our relations with our employees are good.

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

IF WE ARE SUCCESSFUL IN SELLING ALL OR A PORTION OF OUR SYSTEMS BUSINESS, WE WILL BE A MUCH SMALLER COMPANY. As previously disclosed, we are actively entertaining offers to purchase all or parts of our Systems business and have already entered into a non-binding letter of intent in March 2002 to sell the assets associated with the retail consulting component of Systems. Systems accounted for approximately 86% of our total revenue and gross profit in 2001 and such, of the sale of these assets is completed, the Company will be a much smaller enterprise going forward, absent growth of its continuing business. No assurances can be given that the Company will be successful in selling these assets or that the proceeds from such a sale will be sufficient to sustain operations going forward.

WE HAVE INCURRED OPERATING LOSSES AND MAY NEVER BECOME PROFITABLE. We incurred net losses of $8.5, $15.3 and $7.4 million in the years ended December 31, 2001, 2000 and 1999, respectively. There can be no assurance that we will be profitable on a quarterly or annual basis in the future. Our quarterly operating results in the past have fluctuated and may fluctuate significantly in the future depending on factors such as the timing and delivery of significant orders and contracts, new product introductions, and changes in our pricing policies.

WE MAY BE UNABLE TO OBTAIN THE NECESSARY FUNDING TO OPERATE, EXPAND AND IMPROVE OUR BUSINESS. As of December 31, 2001 and 2000, we had negative working capital of $8.7 million and $2.9 million, respectively. We may need to raise substantial additional capital to fund our operations. We are uncertain whether additional financing will be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, our shareholders will be diluted. If adequate funds are unavailable, we may delay, curtail, reduce the scope of, or eliminate the expansion of our operations and/or our marketing and sales efforts, and any of these actions could have a material adverse effect on our financial condition and business operations.

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

THE FUTURE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED SERVICES OF GENE ZAINO, OUR CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER, AND OUR ABILITY TO ATTRACT AND RETAIN TECHNICAL, MARKETING, SALES, AND MANAGEMENT PERSONNEL. Our future success depends in large part on the continued services of Gene Zaino, our Chairman, President and Chief Executive Officer. We have an employment agreement with Mr. Zaino that expires in June 2002. Our success also depends in large part upon our ability to attract and retain qualified technical project managers and technical personnel. The inability to attract new personnel could have a material adverse effect on our results of operations. Although we have attracted and retained qualified employees, qualified project managers are in particularly great demand and will remain a limited resource for the foreseeable future. Our employees can terminate their employment at any time. Accordingly, we may be unable to continue to retain and attract qualified technical staff.

BOTH OF OUR BUSINESS LINES ARE VERY COMPETITIVE AND SUBJECT TO RAPID CHANGES. The market for our business systems solutions is highly competitive. Many competitive companies have greater resources, greater expertise, or better access to capital than we do. Because we target middle-market and larger organizations with an approach that focuses on solving business problems within vertical industries, our solutions competitors fall into three categories:

..    companies that focus on systems integration and solution implementation, including small to mid size regional systems integrators and large systems integrators such as , Dimension Data, EDS, Hewlett-Packard, and IBM;

..    companies that develop and integrate solutions for specific industries, including AnswerThink, LakeWest Group and several smaller companies; and

..    "Big 5" consulting companies with industry-concentrated practices, including Deloitte & Touche, KPMG, and Accenture

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

THE MARKET PRICE OF OUR COMMON STOCK. THE CONVERSION OF THESE PREFERRED SHARES AND WARRANTS COULD RESULT IN THE DILUTION OF YOUR OWNERSHIP INTEREST AND ADVERSELY IMPACT THE PRICE OF OUR COMMON STOCK. In connection with a private placement, we issued to Zanett Lombardier, Ltd. and/or its affiliates or designees prepaid common stock purchase warrants to purchase an aggregate number of shares of common stock equal to $1,500,000 divided by the lower of $10 or the amount obtained by multiplying the average of the 5 lowest closing bid prices for the common stock during the 20 consecutive trading day period ending on the trading day immediately preceding the date of determination or exercise by 0.65. If the market value of our common stock decreases, the number of shares of common stock to be issued upon exercise of these prepaid warrants could increase significantly and result in significant dilution in your ownership interest. For example, the exercise of these prepaid warrants on March 1, 2002 would have resulted in the issuance of 91,752,862 shares of common stock, based on the average of the 5 lowest closing bid prices for the common stock during the 20 consecutive trading day period immediately preceding that date, or $0.028 per share.

THE EXERCISE OF CERTAIN RIGHTS BY THE HOLDERS OF OUR PREFERRED STOCK COULD RESULT IN SUBSTANTIAL DILUTION OF YOUR OWNERSHIP INTEREST AND ADVERSELY IMPACT THE PRICE OF OUR COMMON STOCK. The conversion of Series D Preferred Stock and Series E Preferred Stock and subsequent sales of common stock by the selling shareholders may depress the price of our common stock and substantially dilute your ownership interest. To the extent the Series D Preferred Stock is converted into shares of common stock and to the extent the Series E Preferred Stock is converted into shares of common stock rather than redeemed by us or dividends on the Series E Preferred Stock are paid in shares of common stock rather than cash, a significant number of additional shares of common stock may be sold into the market and could decrease the price of our common stock due to the additional supply of shares relative to demand in the market. In anticipation of the sale of a large amount of shares of our common stock upon conversion of the Series D Preferred Stock or the Series E Preferred Stock, or the payment of dividends in lieu of cash on the Series E Preferred Stock, market participants may engage in short sales of our common stock. Short sales could place further downward pressure on the price of our common stock. Additionally, the perceived risk of dilution from the occurrence of any of these events may cause shareholders to sell their shares to avoid this dilution and could therefore place further downward pressure on the price of our common stock. Under the terms of the restructuring contemplated by the Exchange, Redemption and Conversion Agreement, the remaining Series D Preferred Stock, will be convertible as of March 1, 2002 into approximately 2,017,524 shares of common stock, subject to the 4.99% limitation and 9.99% limitation described below, representing approximately 8.0% of the common stock that would be outstanding following the conversion, based upon the common shares outstanding on March 1, 2002. The conversion of, and the payment of dividends in shares of common stock in lieu of cash on, the Series D Preferred Stock may result in substantial dilution to the interests of other holders of our common stock or, when added to the number of shares acquired or held during the prior 60 days, would exceed 9.99% of our outstanding common stock. Even though no selling shareholder may convert its Series D Preferred Stock if the conversion would make the selling shareholder the beneficial owner of more than 4.99% of our then outstanding common stock, this restriction does not prevent a selling shareholder from selling a substantial number of shares in the market. By periodically selling shares into the market, the individual selling shareholders intend to sell all of their shares of common stock while never holding more than 4.99% at any specific time or exceeding 9.99% during any 60 day period. A conversion of all the Series E Preferred Stock at the fixed conversion price of $0.47 would result in the issuance of 6,382,979 shares of common stock, excluding accrued dividends. Also, dividends on the Series E Preferred Stock may be paid in shares of common stock rather than cash, which would increase this number of shares over time. We may be required to delist our shares from the Nasdaq Small Cap Market as described below, in which event trading volume of our shares and the price of our common stock might decrease substantially. The National Association of Securities Dealers, Inc. imposes certain requirements on the issuance of securities of a company listed on the Nasdaq Stock Market. For instance, any company, including our company, is required to obtain shareholder approval (or receive a waiver from the NASD) for an issuance of securities if the number of securities to be issued could equal or exceed 20% of the issuer's outstanding listed securities (immediately or by conversion). Also, the voting rights of holders of securities that are convertible into common stock based on the future stock price of the issuer cannot be disproportionate to their investment in the issuer. We believe that the issuances of our Series D Preferred Stock and the Series E Preferred Stock comply with the NASD rules. For instance, our Preferred Stock does not have voting rights, except as required by law. Both the Series D Preferred Stock and the Series E Preferred Stock limit our obligation to issue our common stock upon the conversion of the Series D Preferred Stock and the Series E Preferred Stock that exceeds 19.99% of the outstanding common stock on the respective date of issuances of the Preferred Stock unless shareholder approval or a waiver from the NASD is obtained. In order to avoid any penalty we obtained shareholder approval for the issuance of shares of our common stock upon conversion of, or the payment of dividends on (if any), the Series D Preferred Stock in excess of 19.99% of the number of outstanding shares of common stock on March 29, 2000, the date of issuance of the Series D Preferred Stock. Similarly, we were obligated to call a meeting for stockholder approval (or obtain a waiver of the approval requirement from the NASD) with respect to the issuance of the shares of common stock issuable upon conversion of the Series E Preferred Stock. We did not however obtain this approval or waiver.

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING WARRANTS, OPTIONS AND SHARES OF PREFERRED STOCK THAT COULD ADVERSELY IMPACT THE PRICE OF OUR COMMON STOCK AND OUR ABILITY TO OBTAIN ADDITIONAL FUNDING As of March 1, 2002, we had outstanding: shares of Class A Preferred Stock that were immediately convertible into 80,597 shares of common stock; 1,324 shares of our Series D Preferred Stock outstanding that were convertible on March 1, 2002, together with unpaid dividends, into a total of 2,124,148 shares of common stock, at a conversion and exercise price of $0.65625 per share; 3,000 shares of our Series E Preferred Stock that are convertible into a total of 6,382,989 shares of our common stock at a fixed price of $0.47 per share; prepaid warrants exercisable into 91,752,862 shares of common stock; and other options and warrants to purchase an aggregate of 7,895,581 shares of our common stock at a weighted average exercise price of $0.85 per share. As of March 1, 2002, there were outstanding convertible preferred shares, warrants and options to acquire up to approximately 108,236,178 shares of common stock at prices ranging from $0.028 to $13.875 per share. The exercise of all of the outstanding warrants, including the prepaid warrants, options and/or conversion of the outstanding convertible preferred stock, would dilute the then-existing shareholders' percentage ownership of our common stock, and any sales in the public market could adversely affect prevailing market prices for our common stock. Moreover, because the holders of outstanding warrants, options and preferred stock will likely exercise or convert these securities, our ability to obtain additional equity capital could be adversely affected because we probably could obtain any needed capital on terms more favorable than those provided by the conversion of these securities. We lack control over the timing of any exercise or the number of shares issued or sold if exercises or conversions occur.

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

OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ SMALL CAP. ACCORDINGLY, OUR STOCKHOLDERS ABILITY TO SELL OUR COMMON STOCK MAY BE ADVERSELY EFFECTED. ADDITIONALLY, THE MARKET FOR SO-CALLED "PENNY STOCKS" HAS SUFFERED IN RECENT YEARS FROM PATTERNS OF FRAUD AND ABUSE. We were notified by The Nasdaq Stock Market, Inc. that, because we failed to maintain a minimum bid price of $1.00 for Common Stock on the Nasdaq Small Cap, The Nasdaq Stock Market, Inc. delisted our stock from the Nasdaq Small Cap. This delisting occurred on April 12, 2001. Our Common Stock currently trades on the OTCBB maintained by The Nasdaq Stock Market, Inc and is subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such OTCBB securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our Common Stock and also may affect the ability of our current stockholders to sell their securities in any market that might develop therefore. In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9
under the Securities Exchange Act of 1934, as amended. Our Common Stock may constitute "penny stocks" within the meaning of the rules, the rules would apply to Netplex and to its securities. The rules may further affect the ability of owners of Common Stock to sell our securities in any market that might develop for them.

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

LIQUIDITY AND GOING CONCERN OPINION. The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of December 31, 2001, the Company has a stockholders' deficit of approximately $6.0 million and a working capital deficit of approximately $8.7 million. Our independent accountants have rendered an opinion on our most recent financial statements indicating that these factors raise substantial doubt about the Company's ability to continue as a going concern.

Over the past two years, management has undertaken restructuring efforts aimed at, among other things, improving the productivity and billable utilization of its staff and reducing operating expenses. These restructuring efforts have included headcount reductions, consolidation of facilities and management of discretionary expenses. However, these actions were taken in a period where economic conditions in the United States and abroad created downward pressure on spending for information technology initiatives, including demand for the Company's consulting services. In 2001, the Company did experience lower operating losses than those reported in 2000 and a reduction in cash used in operations. However, given the Company's current operating outlook and continuing economic uncertainty, the Company's liquidity and financial position are such that additional capital will be needed in 2002 to sustain operations.

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary. At this time, management has chosen to not pursue the rights offering further, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). In March 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business for approximately $6.0 million in cash, subject to several conditions to closing, including due diligence and entering into purchase and sale agreements and employment agreements with key individuals in this business. While management is optimistic that this transaction will close by the end of May, no assurances can be given at this time that the Company will be able to close on this sale or one with other potential buyers. In addition, the Company continues to entertain offers for the remaining businesses within its Netplex Systems business.

If the above sale is successfully completed, management intends to focus on improving the operations of its Contractors Resources business by growing both its business to consumer service ("MyBizOffice") and its business to business service ("Consultant Service Center") offerings. Critical to the success of these operations is the Company's ability to continue to attract members to the MyBizOffice solution and to grow the Consultant Service Center business by obtaining contracts and master agreements with employers who contract with large numbers of independent consultants. No assurances can be given that the Company will be successful in these efforts.

While the proceeds from a sale such as that above will help to sustain operations, management believes that to sustain operations for the foreseeable future, certain of its obligations and liabilities will need to be restructured. While management has been involved in discussions relative to such obligations with each respective party, no definitive agreements have been reached at this time and no assurances can be given that these efforts will be successful.

Item 2. Properties.

The Company leases approximately 8,000 square feet of space in Reston, VA. for its corporate offices and the operations of some business units. The Company also leases office space in other cities including, Charlotte, North Carolina, and Edmond, Oklahoma that serve as operating offices of its businesses. These leases expire on various dates from November 2002 to September 2004.

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

On December 28, 2001 the Company and DSA entered into a settlement agreement for dismissal of the lawsuits, with prejudice whereby the Company agreed to pay DSA $1,400,000 plus transfer its 125,000 shares of Tavve Software Company stock it held for investment purposes. The Company agreed to pay (i) $900,000 on or before December 31, 2001 or $900,000 on or before March 31, 2002 plus interest (prime rate plus 3%) from January 1, 2002, and (ii) $250,000 on each of June 30, 2002 and December 31, 2002. The Company did not pay the amount due on December 31, 2001. Upon the closing of the Offering on or before March 31, 2002, in lieu of the payment terms above, the Company agreed to pay (i) 50% of the cash proceeds after the first $1,000,000 up to a maximum of $700,000 and the difference of such cash proceeds and $900,000 on March 31, 2002 and (ii) $250,000 on each of June 30, 2002 and December 31, 2002.

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

On August 7, 2001, the Company and Monster.com entered into a mutually agreeable settlement whereby the Company would pay Monster.com fees of $230,000 and grant a warrant to purchase 4,000,000 shares of the Company's common stock at $0.47 per share which is fully exercisable at any time on or before August 7, 2004. As of December 31, 2001, the Company's remaining liability was $110,000. In conjunction with this agreement, the Company recorded a selling and general and administrative charge in the three month period ended September 30, 2001 of $590,000. Of this amount, $360,000 was related to the valuation of the warrants granted to Monster.com.

The principal risks that the Company insures against are workers' compensation, personal injury, property damage, general liability, and fidelity losses. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's Common Stock holders during the Company's fourth quarter ended December 31, 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Common Stock of the Company is traded on the NASD Over the Counter Bulletin Board ("OTCBB")

Price Range of Common Stock

The quotations set forth in the table reflect inter-dealer prices from NASD, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

2000                                               High      Low
----                                               ----      ---
1st Quarter                                      $19.50    $9.13
2nd Quarter                                      $12.44    $1.75
3rd Quarter                                      $ 2.94    $0.72
4th Quarter                                      $ 1.06    $0.06
2001
----
1st Quarter                                      $ 0.69    $0.09
2nd Quarter                                      $ 0.34    $0.08
3rd Quarter                                      $ 0.19    $0.06
4th Quarter                                      $ 0.12    $0.02

The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings, if any, to finance future development.

As of April 15, 2002 there were approximately 150 holders of record of the Company's Common Stock. The Company believes that at such date there were in excess of 6,000 beneficial owners of the Company's Common Stock.

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

In March 2000, the Company sold 10,000 shares of convertible Series D Preferred Stock that resulted in net proceeds to the Company of $9.4 million. The conversion ratio of the preferred to common was established based on 120% of the weighted average stock price during the thirty trading day period between April 3, 2000 and May 16, 2000, which was $5.87 per share. The Series D Preferred Stock securities purchase agreement's call option provision, relating to the time the Company must obtain additional financing, was amended effective July 31, 2000. The amendment extended the call option trigger date to October 31, 2000 (previously August 1, 2000). The conversion price of the preferred stock and the exercise price of the related warrants was based upon 120% of the weighted average price of the Company's Common Stock for 15 consecutive trading days beginning the first day after the holders are entitled to exercise the call option.

On November 10, 2000, the Company entered into an Exchange, Redemption and Conversion Agreement (the "Exchange Agreement") with the holders of the Company's Series D Preferred Stock that provided for the following:

     --the exchange of $6,177,000 of the original face amount of the Series D
       Preferred Stock and warrants held by the holders of the Series D Preferred Stock in exchange for the Company's issuance of $3,000,000 of its new Series E Preferred Stock;

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

Also, as part of the agreement, the Company redeemed 500 of the remaining 3,823 shares of Series D Preferred Stock at their original face value of $500,000, and sold to the holders of the Series D Preferred Stock 1,000 shares of the Company's common stock at a price of $0.65625 per share. As a result of that sale, the remaining 3,323 shares of Series D Preferred Stock have an adjusted conversion price of $.65625. Upon execution of the agreements, the Series D Preferred Stockholders converted 1,178 shares of Series D Preferred Stock into 1,808,473 shares of common stock. The difference between the original face value of the Series D Preferred Stock of $6,177,000 and the face value of the new Series E Preferred Stock of $3,000,000, equaling $3,177,000, was recorded as an addition to Additional Paid in Capital and has been added back in the loss applicable to common shareholders for computing earnings per share. In 2001, the holders converted and additional 821 shares into 1,251,047 shares of common stock. At December 31, 2001, 1,324 shares of Series D Preferred Stock remain outstanding and are convertible into 2,017,523 shares of common stock.

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

During the years ended December 31, 2000 and 1999, 29,364 shares and 877,612 shares of Class A Preferred Stock were converted into the same number of shares of Common Stock, respectively. During the year ended December 31, 1999, the 643,770 shares of Class B Preferred Stock were converted into the same number of shares of Common Stock. During the years ended December 31, 2001 and 2000, 821 and 1,178 shares of Class D Preferred Stock were converted into 1,251,047 and 1,808,473 shares of Common Stock, respectively and during the year ended December 31, 2000, 6,177 shares of Class D Preferred Stock were converted into 3,000 shares of Class E Preferred Stock. See Note 11 to the financial statements.

On September 28, 2001, the Company entered into an agreement with Waterside Capital Corporation ("Waterside") whereby

  -- the Company paid $2,052,780 in the form of $1,000,000 cash and two secured commercial promissory notes in the original principal amounts of $900,000 and $152,780 for:

       . Waterside's surrender to the Company for cancellation 1,500,000 shares of its Class C Preferred Stock;

       . Waterside's guarantee of up to $400,000 of the Company's subsidiary, Systems, revolving credit facility; and

       . Waterside surrendered for cancellation its warrant exercisable for 300,000 shares of the Company's Common Stock;

  -- the Company paid $50,000 of closing fees associated with the transaction;
     and

  -- Waterside purchased from the Company 1,000 shares of the Company's subsidiary, Systems, preferred stock for $1,000,000 which is recorded as a minority interest in the balance sheet.

The difference between the original face value (net of transaction fees) of the Series C Preferred Stock of $2,139,000 and the aggregate of the principal value of the note of $900,000 and the $1,000,000 of cash, equaling $239,000, was recorded as an addition to Additional Paid in Capital and has been added back in the loss applicable to common shareholders for computing earnings per share.

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

Item 6. Selected Financial Data

Year ended December 31                            2001         2000         1999         1998         1997
                                               ----------   ----------   ----------   ----------   ----------
                                                         (amounts in thousands, except per share data)

Revenues (1)                                   $   21,345   $   27,428   $   31,411   $   43,944   $   40,468
Cost of revenues                                   11,887       16,973       20,259       39,086       36,085
                                               ----------   ----------   ----------   ----------   ----------
Gross profit                                        9,458       10,455       11,152        4,858        4,383
Expenses:
    Selling, general and administrative            17,367       24,218       16,066        6,780        7,230
    Restructuring costs                                --        1,512           --           --           --
    Acquired in-process technology                     --           --           --          250           --
                                               ----------   ----------   ----------   ----------   ----------
Operating loss                                     (7,909)     (15,275)      (4,914)      (2,172)      (2,847)
Interest expense and (other income), net              150           41          384          154          (26)
Offering costs                                        489           --           --           --           --
                                               ----------   ----------   ----------   ----------   ----------
Loss from continuing operations before
    income taxes                                   (8,548)     (15,316)      (5,298)      (2,326)      (2,873)
Income tax (benefit) provision                         --           --           --           --           --
                                               ----------   ----------   ----------   ----------   ----------
Loss from continuing operations before
    minority interest                              (8,548)     (15,316)      (5,298)      (2,326)      (2,873)
Minority interest                                      --          482           83           --           --
                                               ----------   ----------   ----------   ----------   ----------
Loss from continuing operations                    (8,548)     (14,834)      (5,215)      (2,326)      (2,873)
Discontinued operations:
Loss from discontinued operations (net of
    income taxes)                                      87         (939)      (2,209)        (223)          --
Gain on sale of discontinued operations
    (net of income taxes)                              --          513           --           --           --
                                               ----------   ----------   ----------   ----------   ----------
Net loss                                           (8,461)     (15,260)      (7,424)      (2,549)    (2,873)-
Preferred Stock dividend                             (663)      (1,076)        (500)        (316)          --
Contributions from exchange of Preferred
    Stock                                             239        3,177           --           --           --
                                               ==========   ==========   ==========   ==========   ==========
Loss applicable to common shareholder          $   (8,895)  $  (13,159)  $   (7,924)  $   (2,865)  $   (2,873)
                                               ==========   ==========   ==========   ==========   ==========

Basic and diluted earnings (loss) per
    common share
    Continuing operations                      $    (0.40)  $    (0.67)  $    (0.46)  $    (0.29)  $    (0.46)
    Discontinued operations                            --        (0.05)       (0.17)       (0.02)          --
                                               ----------   ----------   ----------   ----------   ----------
        Total                                  $    (0.40)  $    (0.72)  $    (0.63)  $    (0.31)  $    (0.46)
                                               ==========   ==========   ==========   ==========   ==========
    Weighted average common shares
        outstanding, basic and diluted             22,509       18,356       12,516        9,260        6,821
                                               ==========   ==========   ==========   ==========   ==========
At year-end
    Total assets                               $    8,687   $   17,690   $   22,662   $   20,650   $    6,912
                                               ==========   ==========   ==========   ==========   ==========
    Stockholders' equity (deficit)             $   (6,044)  $    4,179   $    6,862   $    6,354   $    1,331
                                               ==========   ==========   ==========   ==========   ==========

(1) Effective January 1, 1999, the Company's Contractors Resources - MyBizOffice segment revenues represent only the fees realized for services rendered to the independent contractor. Prior to that date, revenues included the gross fees charged to the third party customer being serviced by the independent contractor. The Company accounts for revenue generated by the Contractors Resources - Consultant Service Center segment on a gross basis due to the economic risks associated with the transactions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, including our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Additional Factors That May Affect Future Results", "Business" and elsewhere herein.

The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of December 31, 2001, the Company has a stockholders' deficit of approximately $6.0 million and a working capital deficit of approximately $8.7 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Over the past two years, management has undertaken restructuring efforts aimed at, among other things, improving the productivity and billable utilization of its staff and reducing operating expenses. These restructuring efforts have included headcount reductions, consolidation of facilities and management of discretionary expenses. However, these actions were taken in a period where economic conditions in the United States and abroad created downward pressure on spending for information technology initiatives, including demand for the Company's consulting services. In 2001, the Company did experience lower operating losses than those reported in 2000 and a reduction in cash used in operations. However, given the Company's current operating outlook and continuing economic uncertainty, the Company's liquidity and financial position are such that additional capital will be needed in 2002 to sustain operations.

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary. At this time, management has chosen to not pursue the rights offering further, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). In March 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business for approximately $6.0 million in cash, subject to several conditions to closing, including due diligence and entering into purchase and sale agreements and employment agreements with key individuals in this business. While management is optimistic that this transaction will close by the end of May, no assurances can be given at this time that the Company will be able to close on this sale or one with other potential buyers. In addition, the Company continues to entertain offers for the remaining businesses within its Netplex Systems business.

If the above sale is successfully completed, management intends to focus on improving the operations of its Contractors Resources business by growing both its business to consumer service ("Mybizoffice") and its business to business service ("Consultant Service Center") offerings. Critical to the success of these operations is the Company's ability to continue to attract members to the Mybizoffice solution and to grow the Consultant Service Center business by obtaining contracts and master agreements with employers who contract with large numbers of independent consultants.

While the proceeds from a sale such as that above will help to sustain operations, management believes that to sustain operations for the foreseeable future, certain of its obligations and liabilities will need to be restructured. While management has been involved in discussions relative to such obligations with each respective party, no definitive agreements have been reached at this time and no assurances can be given that these efforts will be successful.

2001 Compared to 2000

Revenue for the year ended December 31, 2001 decreased $6.1 million or 22.2% to $21.3 million, compared to $27.4 million for the same period in 2000. Product revenue decreased $3.1 million or 11.3% resulting from a change in order size and the increased volume of orders that were recorded on a net basis. Product revenue is the result of multiple product orders ranging from a few thousand dollars to orders in excess of $1.0 million. In the year ended December 31, 2000, the Company had two product contracts that together amounted to approximately $2.0 million. In the year ended December 31 2001, the Company's products orders did not include contracts of a similar magnitude largely due to the down-turned economy whereby companies are hesitating to embark on new systems-related projects. Additionally, the Company sold $1.7 million of product to clients through third party leasing companies in 2001 whereby the Company did not take the risk of loss and thereby recorded the transaction at its net margin on the sale. Service revenue decreased $3.0 million or 10.9%. The Company believes the weakened U.S. economic conditions in the fourth quarter caused many of its customers and potential customers to defer or cancel altogether expenditures on systems-related projects causing a decrease this service revenue. When these purchasing trends will reverse cannot be predicted at this time. The Company recognized $1.4 million of revenue in the year ended December 31, 2001 from its new Contractors Resources Customer Service Center "CR-CSC" business segment introduced in late 2000.

Gross profit for the year ended December 31, 2001 decreased $1.0 million or 9.5% to $9.5 million, compared to $10.5 million for the same period in 2000. This decrease was primarily associated with the decrease in revenue during the same period.

Gross profit margins increased to 44.3% for the year ended December 31, 2001 compared to 38.1% for the same period in 2000. This increase is primarily attributed to product gross margin increase attributed to the sales that were recorded on a net basis in 2001.

Selling, general and administrative expenses ("SG&A") include sales and marketing, facility, administration, IT and financial services. SG&A decreased $6.8 million or 28.2% to $17.4 million from $24.2 million for the same period in 2000. Of this decrease, approximately, $2.3 million resulted from the reductions in staff (41 employees) primarily from the restructuring in 2000, $1.3 million resulted from the reductions in staff (31 employees) in 2001, $0.7 of rent expense reductions for terminated leases, $1.3 million reduction of marketing costs which includes the $0.6 million reduction of fees paid to TMP Interactive (monster.com) and $0.9 million reduction in web development costs. These reductions were partially offset by the $0.8 million settlement costs associated with the Monster.com litigation and the $1.5 million settlement costs associated with the DSA litigation (see Note 13).

The Company incurred approximately $489,000 of legal, accounting and printing costs associated with its filing of a registration statement ("Offering") with the Securities and Exchange Commission which contemplated granting at no cost to its security holders, transferable rights to purchase shares of common stock of its wholly owned subsidiary, Systems. The Company expensed these Offering costs in 2002 based upon the Company's decision to abandon the offering and sell Systems in a private transaction as discussed above.

Income from discontinued operations for the year ended December 31, 2001 was $0.1 million compared to a loss from discontinued operations of $0.9 million for the same period in 2000. See Note 3 to the financial statements for a description of the discontinued operations.

No provision for income taxes was required for the year ended December 31, 2001 due to the generation of net losses. No provision for income taxes was required for the year ended December 31, 2000 due to utilization of net operating loss carry forwards generated in previous years.

Net loss for the year ended December 31, 2001 was $8.5 million compared to $15.3 million in the same period of 2000, a decrease in net loss of $6.8 million or 44.6%. The components of this decrease are discussed above.

2000 Compared to 1999

Revenue for the year ended December 31, 2000 decreased $4.0 million or 12.7% to $27.4 million, compared to $31.4 million for the same period in 1999. This decrease is primarily attributed to a decrease in product revenue of $4.2 million which was attributed to a large product sale of approximately $3.3 million in 1999. This single order size was not replicated in 2000.

Gross profit for the year ended December 31, 2000 decreased $0.7 million or 6.3% to $10.5 million, compared to $11.2 million for the same period in 1999. Product gross profit decreased by $0.4 million due to lower volume of product sales primarily attributable to the large product sale in 1999 that was not replicated in 2000. Service Gross Profit decreased $0.3 million. In the third quarter of 1999, the Company began to expand its technical staff to address anticipated growth in the service sector. The Company utilized the newly hired technical staff to support proposal production before their assignment to contracts.

Gross profit margins increased to 38.1% for the year ended December 31, 2000 from 35.5% for the same period in 1999. Services gross margins decreased by 2.5% from 49.7% in 1999 to 47.2% in 2000 which was due to lower technical staff utilization levels in the year ended December 31, 2000 compared to the same period in 1999. Product gross profit margin increased 4.2% from 20.4% in 1999 to 24.6% in 2000. This increase was associated with the $0.6 million sale that was structured using a third party leasing company and recorded on a net basis.

Selling, general and administrative expenses include sales and marketing, facility, administration, IT and financial services. SG&A increased $8.2 million or 50.7% to $24.2 million from $16.1 million for the same period of 1999. This increase was primarily attributed to $2.6 million of increased marketing and sales expenditures, including approximately $1.0 million of co-branding fees paid to TMP Interactive (monster.com), $1.2 million of expenses associated with the development of the CR web site in 2000, $0.5 million of additional facility costs associated with the Roseland, NJ lease and $0.9 associated with the increase in administrative staff (11 employees).

Restructuring charges of $1.5 million for the year ended December 31, 2000 were the result of the closing of the Company's Roseland, New Jersey and Tampa, Florida offices and related payroll, severance, legal expenses. The cost reduction plan was a decision made by management and approved by the board of directors due to insufficient revenue growth, low utilization of technical staff, as well as excess general and administration expenses given the drop in revenue. As a result of this plan, management expects to raise the productivity and utilization of staff, and decrease overhead costs by consolidating offices. Under the restructuring plan, thirty-seven employees were terminated, four were from the technical staff, five were from Contractor Resources, and 28 were from sales and corporate administration. This decrease in employees and reduction in office space should result in a decrease of annual payroll and related expenses of $4.6 million and rent of $0.7 million. Management anticipates that this plan will result in a decrease of cost of revenues and selling and general administration of, $500,000 and $4,800,000, respectively. The realization of such decreases commenced in the last three months of calendar year 2000.

Loss from discontinued operations for the year ended December 31, 2000 was $0.9 million compared to $2.2 million for the same period in 1999, an decrease of $1.3 million or 57.5%. See Note 3 to the financial statements for a description of the discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had cash and cash equivalents of $1.3 million.

The following decreased the Company's liquidity and capital resources:

For the year ended December 31, 2001, the Company's cash decreased by $2.6 million. This decrease resulted primarily from the $8.5 million operating loss which was partially offset by $2.5 million of depreciation and amortization, $1.8 million decrease in accounts receivable and $0.5 million increase in accounts payable and accrued expenses.

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

On May 4, 2001, the Company's subsidiary, Netplex Systems, Inc. ("Systems") entered into a Commercial Revolving Loan, Demand Loan and Security Agreement ("Revolving Loan") with American Commercial Finance Corporation ("Lender") which expires on March 31, 2003. This Revolving Loan replaced the pre-existing bank line of credit which was repaid on May 4, 2001. Under the Revolving Loan, Systems can borrow an amount equal to

80% of eligible accounts receivable as defined in the agreement, up to $3.0 million. The Revolving Loan bears interest at the prime rate plus 1.75% and is secured by (i) System's , the Company's and each of the Company's subsidiaries' assets, (ii) a $400,000 guaranty from a shareholder, Waterside Capital (the "Guaranty") and (iii) fidelity guaranties from two of the Company's officers. As of December 31, 2001, balance of the Revolving Loans was $1.1 million.

Capital expenditures for the year ended December 31, 2001, were $0.1 million.

Dividends of approximately $214,000 were paid on the Company's Class A, Class C and Class D Cumulative Preferred Stock during the year ended December 31, 2001. The Company issued 929,865 shares of Common Stock in lieu of approximately $105,000 of such dividends. At December 31, 2001, accrued dividends on the Company's Class A, Class D and Class E Preferred Stock were approximately $160,000.

On September 28, 2001, the Company entered into an agreement with Waterside Capital Corporation ("Waterside") whereby

..    the Company paid $2,052,780 in the form of $1,000,000 cash and two secured commercial promissory notes in the original principal amounts of $900,000 and $152,780 for:

     . Waterside's surrender to the Company for cancellation 1,500,000 shares of its Class C Preferred Stock;

     . Waterside's guarantee of up to $400,000 of the Company's subsidiary, Systems, revolving credit facility; and

     . Waterside surrendered for cancellation its warrant exercisable for 300,000 shares of the Company's Common Stock;

..    the Company paid $50,000 of closing fees associated with the transaction;
     and

..    Waterside purchased from the Company 1,000 shares of the Company's subsidiary, Systems, preferred stock for $1,000,000 which is recorded as a minority interest in the balance sheet.

The difference between the original face value (net of transaction fees) of the Series C Preferred Stock of $2,139,000 and the aggregate of the principal value of the note of $900,000 and the $1,000,000 of cash, equaling $239,000, was recorded as an addition to Additional Paid in Capital and has been added back in the loss applicable to common shareholders for computing earnings per share.

The promissory notes bear interest of 10% per annum. The $900,000 note is payable in quarterly installments of $15,000 and the $152,780 note is payable on January 1, 2002.

The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of December 31, 2001, the Company has a stockholders' deficit of approximately $6.0 million and a working capital deficit of approximately $8.7 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Over the past two years, management has undertaken restructuring efforts aimed at, among other things, improving the productivity and billable utilization of its staff and reducing operating expenses. These restructuring efforts have included headcount reductions, consolidation of facilities and management of discretionary expenses. However, these actions were taken in a period where economic conditions in the United States and abroad created downward pressure on spending for information technology initiatives, including demand for the Company's consulting services. In 2001, the Company did experience lower operating losses than those reported in 2000 and a reduction in cash used in operations. However, given the Company's current operating outlook and continuing economic uncertainty, the Company's liquidity and financial position are such that additional capital will be needed in 2002 to sustain operations.

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary. At this time, management has chosen to not pursue the rights offering further, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). In March 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business for approximately $6.0 million in cash, subject to several conditions to closing, including due diligence and entering into purchase and sale agreements and employment agreements with key individuals in this business. While management is optimistic that this transaction will close by the end of May, no assurances can be given at this time that the Company will be able to close on this sale or one with other potential buyers. In addition, the Company continues to entertain offers for the remaining businesses within its Netplex Systems business.

While the proceeds from a sale such as that above will help to sustain operations, management believes that to sustain operations for the foreseeable future, certain of its obligations and liabilities will need to be restructured. While management has been involved in discussions relative to such obligations with each respective party, no definitive agreements have been reached at this time and no assurances can be given that these efforts will be successful.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item. The Company's carries variable rate debt under its line of credit with an interest rate that approximates the market rate. Based upon the amount outstanding under the line of credit at December 31, 2001 of $1,094,000, one percent change in the applicable interest rate would increase or decrease the interest charge to the Company by approximately $11,000 annually.

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements listed in the accompanying index to Consolidated Financial Statements on Page F-1 herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table lists the names and ages of all of our executive officers and directors and the positions and offices held by each individual:

       --------------------------------------------------------------------
        Name                  Age    Title
       --------------------------------------------------------------------
        Gene Zaino             44    Chief Executive Offices, Chairman,
                                     President and Director (Class III)
       --------------------------------------------------------------------
        Peter Russo            55    Chief Financial Officer and Treasurer
       --------------------------------------------------------------------
        Richard Goldstein      54    Director (Class III)
       --------------------------------------------------------------------
        Steven L. Hanau        57    Director (Class II)
       --------------------------------------------------------------------
        J. Alan Lindauer       62    Director (Class I)
       --------------------------------------------------------------------
-
Gene Zaino has been a director of Netplex since August 1995 and became our Chief Executive Officer and Chairman upon completion of the merger with Netplex in June 1996. From November 1995 through the completion of the merger, Mr. Zaino functioned in the capacity of Chief Executive Officer. Mr. Zaino started his career at KPMG LLP in 1980. He was a founding principal of a subsidiary of Evernet Systems, Inc., which was acquired by Control Data Systems, Inc. in 1993. In January 1994, Mr. Zaino developed the business plan that led to the formation of Netplex. Mr. Zaino is a graduate of the University of Pennsylvania's Wharton School of Business and is a Certified Public Accountant.

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

Steven Hanau became a director of Netplex in July 1998. Mr. Hanau became the Chief Operating Officer of DigitalNet, Inc in February 2002. Mr. Hanau served as Senior Vice-President, Marketplace Services for Commerce One from September 2000 to January 2002. Mr. Hanau served as Senior Vice-President of e-Business Outsourcing for AppNet from April 2000 to August 2000. Mr. Hanau served as President of Enterprise Services at Wang Global since August 1996. Prior to 1996, Mr. Hanau spent eight years at I-NET, becoming its President of Enterprise Services until Wang Global acquired I-NET. Mr. Hanau spent twenty two years in the U.S. Army, holding high level positions within the Army Chief of Staff and the Office of the Secretary of Defense. Mr. Hanau holds a degree from the United States Military Academy and earned advanced degrees in operations research from Stanford University and in business administration from Long Island University.

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

Board Composition. Our amended Certificate of Incorporation currently authorizes six (6) directors. Our Board of Directors currently consists of four (4) members. Our amended Certificate of Incorporation provides that our board of directors will be divided into three classes, Class I, Class II, and Class III, with each class serving staggered three-year terms. The initial Class I director, J. Alan Lindauer will hold office until the 2003 annual meeting of shareholders. The initial Class II director, Steven L. Hanau will hold office until his successor is duly elected and qualify. The initial Class III directors, Gene Zaino and Richard Goldstein, will hold office until the 2002 annual meeting of shareholders. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This staggered classification of the board of directors may have the effect of delaying or preventing changes in control or management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of change in ownership of Common Stock of the Company. The same persons are also required by Commission regulation to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, and written representations that no other reports were required during the fiscal year ended December 31, 2001, compliance was made with all
Section 16(a) filing requirements applicable to the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities.

Item 11. Executive Compensation.

The following table sets forth, for the fiscal years indicated, all compensation the Company paid to Gene Zaino, Chief Executive Officer and Peter J. Russo, Chief Financial Officer. The Company had no other executive officers, whose salary and bonus exceeded $100,000 for the year ended December 31, 2001.

Summary Compensation Table

     ---------------------------------------- -------------------------- -------------------- --------------
                                                                              Long-Term
                                                                             Compensation
                                                 Annual Compensation            Awards
     ---------------------------------------- -------------------------- -------------------- --------------
                                                                              Securities        All Other
           Name and Principal Position         Fiscal Year    Salary($)   Underlying Options   Compensation
     ---------------------------------------- ------------- ------------ -------------------- --------------
     Gene Zaino, Chairman, CEO and
     President (1)                                2001        $275,000                    --        $ 2,991
     ---------------------------------------- ------------- ------------ -------------------- --------------
                                                  2000        $275,000               700,000        $14,140
     ---------------------------------------- ------------- ------------ -------------------- --------------
                                                  1999        $744,537                 7,500        $13,000
     ---------------------------------------- ------------- ------------ -------------------- --------------

     ---------------------------------------- ------------- ------------ -------------------- --------------
     Peter J. Russo, Senior Vice-President
     and CFO (2)                                  2001        $200,000                    --        $ 3,462
     ---------------------------------------- ------------- ------------ -------------------- --------------
                                                  2000        $182,211               300,000          4,663
     ---------------------------------------- ------------- ------------ -------------------- --------------

     ---------------------------------------- ------------- ------------ -------------------- --------------

(1) Mr. Zaino is employed under an employment agreement through June 2002 pursuant to which he is currently paid a base salary of $275,000 per annum. Effective August 6, 2001, Mr. Zaino elected to participate in The Netplex Group, Inc. Employee Deferred Compensation Plan, deferring annual compensation of $125,000. For the year ended December 31, 2001, Mr. Zaino deferred $48,077 under this plan which equals 480,769 share units where one share unit is equal to the value of one share of The Netplex Group, Inc.'s common stock. Additionally, pursuant to his employment agreement, Mr. Zaino may also receive an annual bonus at the sole discretion of the Board, based upon the financial and operating performance of the Company, which shall not exceed 60% of base salary. The Board approved additional compensation in the form of an annual cash incentive for the year ended December 31, 1999 for Mr. Zaino in the amount of $545,902. The net proceeds of this cash incentive were used to repay a 1997 loan from the Company in January 2000. The Company did not accrue any incentive compensation in 2001 or 2000 on behalf of Mr. Zaino. The Company has, and is the beneficiary of, a key-person life insurance policy for $2 million on Mr. Zaino.

(2) Mr. Russo is employed under an employment agreement through January 3, 2002 pursuant to which he is currently paid a base salary of $200,000 per annum. Effective August 6, 2001, Mr. Russo elected to participate in The Netplex Group, Inc. Employee Deferred Compensation Plan, deferring annual compensation of $50,000. For the year ended December 31, 2001, Mr. Russo deferred $19,231 under this plan which equals 192,308 share units where one share unit is equal to the value of one share of The Netplex Group, Inc.'s common stock. Mr. Russo is also entitled to receive an annual bonus based on the financial and operating performance of the Company. The Company did not accrue any incentive compensation in 2001 or 2000 on behalf of Mr. Russo. In addition, pursuant to his employment agreement, Mr. Russo is entitled to receive 12 months base pay upon change of control.

Aggregated Option Exercises and Fiscal Year-end Option Values

     --------------- -------------------------- ---------------------------- --------------------------
                        Shares                      Number of Securities        Value of Unexercised
                      Acquired on    Value         Underlying Unexercised      In-The-Money Options at
                     Exercise (#)  Realized ($) Options at December 31, 2001    December 31, 2001 (1)
     --------------- ------------- ------------ ---------------------------- --------------------------
     Name                                        Exercisable   Unexercisable Exercisable  Unexercisable
     --------------- ------------- ------------ ---------------------------- --------------------------
     Gene Zaino                 --          $--      822,500         400,000          --             --
     --------------- ------------- ------------ ---------------------------- --------------------------
     Peter J. Russo             --          $--       66,667         133,333          --             --
     --------------- ------------- ------------ ---------------------------- --------------------------

(1) At December 31, 2001 the closing price of the Company's Common Stock on the OTCBB was $0.04.

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

Report Of The Compensation

Committee Overall Policy. The Board of Directors of the Company establishes the overall goals and objectives of the Company and the policies to be followed in pursuing those goals and objectives, including the selection of necessary key management personnel, and auditing the performance of those personnel. The major responsibility for assisting in satisfying the compensatory aspect of the overall supervisory duty of the Board rests with the Compensation Committee. The membership of the Compensation Committee (collectively the "Committee") is composed of independent non-employee directors who do not participate in any executive compensation plan. In order to achieve the overall goals and objectives of the Company, and recognizing the interest of the shareholders in that achievement, the Committee has developed and maintains an executive compensation policy based on a philosophy that links executive compensation to individual and corporate performance, and return to shareholders. This policy enables the Company to attract and retain highly motivated executive personnel of outstanding ability and initiative, and creates an identity of interests between executives and the Company's shareholders. The Company's executive compensation plan consists of basic cash compensation, the opportunity for annual cash incentive compensation, based on individual and corporate performance, and continuing stock-based compensation, geared to corporate performance. The Committee administers the Company's cash incentive compensation policy and also comprises the Company's Stock Option Committee, which administers the provisions of the stock-based compensation plan. The Committee takes various factors into consideration when establishing and reviewing executive compensation. There follows an explanation of general principles governing basic cash compensation, annual cash incentive compensation, stock-based incentive compensation and the factors considered in establishing basic cash compensation for 2001.

Basic Cash Compensation. The Committee, in determining basic cash compensation of the executive officers of the Company, considers corporate profitability, financial condition and the planned compensation budget for the Company. The Committee also considers the performance and compensation levels of other companies as more fully set forth under the caption "2001 Compensation". The Committee does not consider these factors by any formula and does not assign specific weight to any given factor. Instead, the Committee applies its collective business judgment to reach a consensus on compensation fair to the Company, its shareholders and its executive officers. Under an executive employment agreement, the basic cash compensation of Mr. Zaino and Mr. Russo is no less than $275,000 and $200,000 per year, respectively.

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

Deferred Compensation. The Netplex Group, Inc. Employee Deferred Compensation Plan was adopted by the Board of Directors on August 6, 2001. The plan is designed to create a common interest between key employees, including executive officers, who have the capacity to make substantial contributions to the success of the Company. Its purpose is to encourage participants to maintain and increase their proprietary interests as shareholders in the Company and to benefit from the long-term performance of the Company by deferring a percentage of their compensation into their benefit accounts on a non-elective basis, periodically as earned. As with incentive stock options, the Committee believes that a close linking of shareholder and key employee interests through the deferred compensation is important to the continuing success of the Company because share units to which the deferred compensation is converted to have no realizable value unless the price of the Common Stock increases. Each participants deferred compensation is converted to share units at a ratio determined by the plan administrator.

2001 Compensation. The Committee, in determining the 2000 basic cash compensation of the executive officers of the Company, considered the factors described in this Report. Gene Zaino is Chairman of the Board and Chief Executive Officer of the Company and, as such, has the ultimate management responsibility for the strategic direction, performance, operating results and financial condition of the Company, and the execution of corporate policies and procedures. Pursuant to their respective employment agreements, Mr. Zaino and Mr. Russo receive a base salary of $275,000 and $200,000, respectively. The Committee did not award cash or stock-based incentive compensation to such executive officers for the year ended December 31, 2000. Mr. Zaino and Mr. Russo defer annual compensation of $125,000 and $50,000, respectively, on a non-elective basis.

/s/ THE COMPENSATION COMMITTEE

Richard Goldstein

Steven Hanau

Performance Graph

                               [PERFORMANCE GRAPH]

The above graph demonstrates a comparison of cumulative total returns based upon an initial investment of $100.00 in the Company's Common Stock as compared with the Russell 2000 Index (with dividends reinvested) and the Nasdaq Stock Market-U.S. Index. The stock price performance shown on the graph is not necessarily indicative of future price performance and only reflects the Company's relative stock price on December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999, December 29, 2000 and December 2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information concerning ownership of the Company's Common Stock, as of March 1, 2002, by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each nominee for Director, each executive officer, and by all directors and executive officers of the Company as a group.

          ------------------------------------------------------------ ------------------------
                                                                          Number of Shares of
                                                                             Common Stock
          Name of Beneficial Owner                                       Beneficially Owned (1)
          ------------------------------------------------------------ ------------------------
                                                                               Number   Percent
          ------------------------------------------------------------ -------------- ---------
          Gene Zaino**                                                   2,641,650(2)     11.1%
          ------------------------------------------------------------ -------------- ---------
          Peter J. Russo**                                                 526,322(3)      2.3%
          ------------------------------------------------------------ -------------- ---------
          Richard Goldstein**                                              110,000(4)        *
          ------------------------------------------------------------ -------------- ---------
          Steve Hanau**                                                     90,000(5)        *
          ------------------------------------------------------------ -------------- ---------
          J. Alan Lindauer**                                                80,000(6)        *
          ------------------------------------------------------------ -------------- ---------
          All directors and Executive officers as a Group (5 persons)    3,447,972(7)     14.3%
          ------------------------------------------------------------ -------------- ---------

          *    Less than 1%.
          ** Each of the executive officers and directors use 1800 Robert Fulton Drive, Second Floor, Reston, VA 20191 as their address for the purposes of this report.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and, unless otherwise indicated, includes sole voting and investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the outstanding Common Stock beneficially owned by the person holding such options or warrants but are not deemed outstanding for computing the percentage beneficially owned by any other person. Based solely on a review of Schedules 13G and 13D that have been filed and delivered to the Company, the Company is not aware of any 5% beneficial holders of its Common Stock, other than the persons specified in the table above.
(2) Consists of 822,500 shares of Common Stock subject to currently exercisable options and 1,819,150 shares of Common Stock owned.
(3) Consists of 66,667 shares of Common Stock subject to currently exercisable options and 459,655 shares of Common Stock owned.
(4) Consists of 82,500 shares of Common Stock subject to currently exercisable options and 27,500 shares of Common Stock owned.
(5) Consists of 67,500 shares of Common Stock subject to currently exercisable options and 22,500 shares of Common Stock owned.
(6) Consists of 75,000 shares of Common Stock subject to currently exercisable options and 5,000 shares of Common Stock owned.
(7) Includes 1,114,167 shares of Common Stock subject to currently exercisable options and warrants.

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

On September 28, 2001, the Company entered into an agreement with Waterside Capital Corporation ("Waterside") whereby

     -- the Company paid $2,052,780 in the form of $1,000,000 cash and two secured commercial promissory notes in the original principal amounts of $900,000 and $152,780 for:

          . Waterside's surrender to the Company for cancellation 1,500,000 shares of its Class C Preferred Stock;

          . Waterside's guarantee of up to $400,000 of the Company's subsidiary, Systems, revolving credit facility; and

          . Waterside surrendered for cancellation its warrant exercisable for 300,000 shares of the Company's Common Stock;

     -- the Company paid $50,000 of closing fees associated with the transaction; and

     -- Waterside purchased from the Company 1,000 shares of the Company's subsidiary, Systems, preferred stock for $1,000,000 which is recorded as a minority interest in the balance sheet.

The promissory notes bear interest of 10% per annum. The $900,000 note is payable in quarterly installments of $15,000 and the $152,780 note is payable at the earlier of the closing of the Offering or January 1, 2002.

The Company paid approximately $3,000, $18,000 and $45,000 in 2001, 2000 and 1999, respectively for accounting, tax and consulting services to an accounting firm, in which Mr. Goldstein, a director of the Company, is a partner.

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K.

(a)  1.   Financial Statements and Schedules. The following financial statements are included herein:

                                                                                Page
                                                                                ----

               Independent Auditors' Report ..................................  F-2

               Consolidated Balance Sheets as of December 31, 2001 and 2000     F-3

               Consolidated Statements of Operations for the years ended        F-4
                  December 31, 2001, 2000 and 1999

               Consolidated Statements of Stockholders' Equity for the years    F-5
                  ended December 31, 2001, 2000 and 1999

               Consolidated Statements of Cash Flows for the years ended        F-7
                  December 31, 2001, 2000 and 1999

               Notes to Consolidated Financial Statements ....................  F-8

     2.   Consolidated Financial Statement Schedules

          The following consolidated financial statement schedule of the Company for each of the years ended December 31, 2001, 2000 and 1999 is filed as part of this Form 10-K, and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto of the Company.

          Schedule I - Quarterly Consolidated Financial Data

          Schedule II -- Valuation and Qualifying Accounts

          Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

     3.   Exhibits

     Exhibit                        Description of Document
     Number

       2       Agreement and Plan of Reorganization and Merger dated as of
               November 20, 1995, by and among The Netplex Group, Inc.,
               America's Work Exchange, Inc. and the Company.**
       3(a)    Amended and Restated Certificate of Incorporation.*
       3(b)    Amendment to the Amended and Restated Certificate of
               Incorporation.**
       3(c)    Amendment to the Amended and Restated Certificate of
               Incorporation.***
       3(d)    Bylaws.***
       3(e)    Certificate of Amendment of the Certificate of Incorporation of
               Netplex Systems, Inc.++++
       4(a)    Common Stock Purchase Warrant issued to the Pennsylvania Merchant
               Group, dated October 1, 1999.****
       4(b)    Securities Purchase Agreement, dated as of March 28, 2000, by and among Netplex and the Buyers.***
       4(c)    Form of Warrant Agreement, dated as of March __, 2000, by and between Netplex and each of the Buyers.***(A schedule of Buyers is filed as Exhibit 99(a)).
       4(d)    Registration Rights Agreement, dated as of March 28, 2000, by and among Netplex and the Buyers.***
       4(e)    Investor Rights Agreement dated September 30, 1998.*****
       4(f)    Registration Rights Agreement between Netplex and Waterside
               Capital Corporation dated

   Exhibit                   Description of Document
   Number

           September 30, 1998.*****
     4(g)  Stock Purchase Warrant dated September 30, 1998.*****
     4(h)  Placement Agency Agreement dated September 25, 1998.*****
     4(i)  Incentive Stock Purchase Warrant dated September 28, 1998.*****
     4(j)  Prepaid Common Stock Warrant dated September 28, 1998.****
     4(k) Registration Rights Agreement between Netplex and the Initial Investors dated September 28, 1998.*****
     4(l)  Securities Purchase Agreement dated September 25, 1998.*****
     4(m) Form of Prepaid Common Stock Purchase Warrant, dated March ___, 2000 by and between Netplex and each of the Holders.*** (A schedule of Holders is filed as Exhibit 99(b)).
     4(n) Form of The Netplex Group, Inc. Incentive Stock Purchase Warrant, dated as of March ___, 2000, by and between Netplex and each of the Holders.*** (A schedule of Holders is filed as Exhibit 99(c)).
     4(o) Form of Prepaid Warrant issued to Purchasers in April 1998 Private Placement.****** (A schedule of Purchasers is filed as Exhibit 99(d)).
     4(p) Form of Incentive Warrant issued to Purchasers in April 1998 Private Placement.****** (A schedule of Purchasers is filed as Exhibit 99(e)).
     4(q) Warrant issued to TMP Interactive, Inc. for the right to purchase 2,000,000 shares of common stock, dated May, 2, 2000.****
     4(r) Warrant issued to TMP Interactive, Inc. for the right to purchase 1,000,000 shares of common stock, dated May 2, 2000.****
     4(s) Warrant issued to Roseland II L.L.C. for the right to purchase 15,000 shares of common stock, dated May 15, 2000.####
     4(t) Warrant issued to Silicon Valley Bank for the right to purchase 75,000 shares of common stock, dated July 31, 2000. ####
     4(u) Registration Rights Agreement between Netplex and Silicon Valley Bank dated July 31, 2000. ####
     4(v) Anti-dilution Agreement between Netplex and Silicon Valley Bank dated July 31, 2000. ####
     4(w) Amendment #1 to Securities Purchase Agreement Dated March 28, 2000 By and among The Netplex Group, Inc., HFTP Investment L.L.C., Wingate Capital Ltd., and Fisher Capital Ltd. dated and effective July 31, 2000.####
     4(x) Warrant issued to Pennsylvania Merchants Group for the right to purchase 500,000 shares of common stock, dated December 12, 2000.####
     4(y) Registration Rights Agreement between Netplex Systems, Inc. and Waterside Capital Corporation dated September 28, 2001.++++
     4(z) Investor Rights Agreement and Amended and Restated Investor Rights Agreement between Netplex Systems, Inc. and Waterside Capital Corporation dated September 30, 2001.++++
     4(aa) Stipulation of Settlement by and among TMP Interactive Inc. and The
           Netplex Group, Inc. dated August 7, 2001#####
     10(a) 1992 Incentive and Non-Qualified Stock Option Plan.*******
     10(b) Amendment to 1992 Incentive and Non-Qualified Stock Option
           Plan.*******
     10(c) Form of Indemnification Agreement between the Officers and Directors of Netplex and Netplex (with schedule attached). ####
     10(d) 1995 Directors Stock Option Plan.#
     10(e) 1995 Consultant's Stock Option Plan.#
     10(f) Employment Agreement between Netplex and Gene Zaino.**
     10(g) Agreement by and among XcelleNet, Inc., the Netplex Group, Inc. and
           Technology Development Systems, Inc. dated November 5, 1996.##
     10(h) Employment Agreement between Netplex and Peter Russo ####
     10(i) Loan and Security Agreement between Netplex and Silicon Valley Bank, dated July 31, 2000. ####
     10(j) Pledge Agreement between America's Work Exchange, Inc. and Silicon
           Valley Bank, dated July 31, 2000. ####
     10(k) Continuing Guaranty by and among The Netplex Group, Inc., Netplex
           Systems, Inc.,

   Exhibit                   Description of Document
   Number

           America's Work Exchange, Inc., Contractors Resources, Inc., and Silicon Valley Bank, dated as of July 31, 2000. ####
     10(l) Security Agreement by and among The Netplex Group, Inc. Contractors
           Resources, Inc. and Silicon Valley Bank, Commercial Finance Division, dated as of July 31, 2000.####
     10(m) Amendment to Loan Documents and Forebearance Agreement between
           Netplex and Silicon Valley Bank, dated January 10, 2001 ####
     10(n) Commercial Revolving Loan, Demand Loan and Security Agreement dated as of April 30, 2001, by and between Netplex Systems, Inc. and American Commercial Finance Corporation.+++
     10(o) Master Agreement between The Netplex Group, Inc., Netplex Systems,
           Inc. and Waterside Capital Corporation dated September 28, 2001.++++ 10(p) Secured Commercial Note for $900,000 by and among The Netplex Group,
           Inc. and Waterside Capital Corporation dated September 28, 2001.++++ 10(q) Secured Commercial Note for $154,697.45 by and among The Netplex
           Group, Inc. and Waterside Capital Corporation dated September 28, 2001.++++
     10(r) Security Agreement (Preferred Stock and Credit Guaranty) between
           Netplex Systems, Inc. and Waterside Capital Corporation dated September 28, 2001.++++
     10(s) Security Agreement ($900,000 and $154,697.45 Commercial Notes)
           between Netplex Systems, Inc. and Waterside Capital Corporation dated September 28, 2001.++++
     10(t) The Netplex Group, Inc. Employee Deferred Compensation Plan##### 10(u) Settlement Agreement and Release by and among Data Systems Analysts,
           Inc. and The Netplex Group, Inc. and Technology Development Systems, Inc. dated December 28, 2001. #####
     16    Letter regarding change in certifying accountant.+
     21    Subsidiaries of the Netplex Group, Inc.##
     23    Consent of Grant Thornton, LLP.#####
     24    Power of Attorney.++

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

****** Incorporated by reference to the Registrant's Annual Report on Form 10- K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 15, 1998.

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

+++ Previously filed on Form 10- Q for the three month period ended March 31, 2001 filed with the Securities and Exchange Commission on May 15, 2001. (Commission File No. 001-11784)

++++ Previously filed on Form 10- Q for the three month period ended September 30, 2001 filed with the Securities and Exchange Commission on November 14, 2001. (Commission File No. 001-11784)

# Incorporated by reference to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 31, 1996 (Commission File No. 333-19115).

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

#### Previously filed.

##### Filed herewith

(b) The Company filed on Form 8-K in the quarter ended December 31, 2000 the following:

During the fiscal quarter ended December 31, 2001, the Company filed no reports on Form 8-K.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the County of Fairfax, Commonwealth of Virginia on the 15th day of April 2002.

                                                        The Netplex Group, Inc.
                                                        By: /s/ Gene Zaino
                                                        ----------------------
                                                        Gene Zaino
                                                        Chairman and C.E.O.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                        Date
     ---------                         -----                        ----
/s/ Gene Zaino            Chairman, Chief Executive Officer     April 15, 2002
--------------            and Director [Principal Executive
Gene Zaino                Officer]

/s/ Peter Russo           Chief Financial Officer and           April 15, 2002
---------------           Treasurer [Principal Financial
Peter Russo               Officer]

/s/ Richard Goldstein     Director                              April 15, 2002
---------------------
Richard Goldstein

/s/ Steven Hanau          Director                              April 15, 2002
----------------
Steven Hanau

/s/ J. Alan Lindauer      Director                              April 15, 2002
--------------------
J. Alan Lindauer

                                                                      SCHEDULE I

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
         SCHEDULE I - QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

In management's opinion, the interim financial data below reflects all adjustments necessary to fairly state the results of the interim period presented. Quarterly data for year 2000 were restated to reflect the re-incorporation of discontinued operations (Note 3 to the financial statements). All other adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                               2001 QUARTERS ENDED

                                                 March 31      June 30      September 30      December 31
                                               ------------  -----------  ----------------  ---------------
  Total revenue                                $      7,582  $     5,240  $          4,239  $         4,284
  Gross profit                                        3,081        2,195             1,915            2,267
  Net loss                                           (1,426)      (2,191)           (2,405)          (2,439)
  Net loss per share (basis and diluted)       $      (0.08) $     (0.11)            (0.11)           (0.11)

                               2000 QUARTERS ENDED

                                                 March 31      June 30      September 30      December 31
                                               ------------  -----------  ----------------  ---------------
  Total revenue                                $      6,875  $     7,368  $          7,423  $         5,762
  Gross profit                                        2,479        2,904             3,029            2,043
  Net loss                                           (3,790)      (3,844)           (4,891)          (2,735)
  Net loss per share (basis and diluted)       $      (0.23) $     (0.23) $          (0.28)            0.02

                                                                     SCHEDULE II

                             THE NETPLEX GROUP, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                              Balance at       Additions                       Balance at
                             beginning of      charged to                        end of
                                period         operations      Write-offs        period
                           ----------------  --------------  --------------  --------------
  Allowance for doubtful accounts
  Year Ended:
  December 31, 1999       $             589  $          501  $         (748) $          342*
                           ================   =============   =============   =============
  December 31, 2000       $             342  $          207  $         (152) $          397
                           ================   =============   =============   =============
  December 31, 2001       $             397  $          528  $          659  $          266
                           ================   =============   =============   =============

* Amount includes allowance related to receivables in discontinued operations

                              Balance at       Additions                       Balance at
                             beginning of      charged to                        end of
                                period         operations      Write-offs        period
                           ----------------  --------------  --------------  --------------
  Valuation allowance against deferred tax assets
  Year Ended:
  December 31, 1999       $           5,015  $        3,320  $           --  $        8,335
                           ================   =============   =============   =============
  December 31, 2000       $           8,335  $        5,884  $           --  $       14,219
                           ================   =============   =============   =============
  December 31, 2001       $          14,219  $        4,043  $           --  $       18,262
                           ================   =============   =============   =============

                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----

    Independent Auditors' Report                                            F-2
    Consolidated Balance Sheets as of December 31, 2001 and 2001            F-3
    Consolidated Statements of Operations for the years ended               F-4
        December 31, 2001, 2000 and 1999
    Consolidated Statements of Stockholders' Equity for the years           F-5
        ended December 31, 2001, 2000 and 1999
    Consolidated Statements of Cash Flows for the years ended               F-7
        December 31, 2001, 2000 and 1999
    Notes to Consolidated Financial Statements                              F-8

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
The Netplex Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Netplex Group, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Netplex Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of December 31, 2001, the Company has a stockholders' deficit of approximately $6.0 million and a working capital deficit of approximately $8.7 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

In connection with our audits of the consolidated financial statements referred to above, we have audited Schedule II - Valuation and Qualifying Accounts, for each of the three years in the period ended December 31, 2001. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Vienna, Virginia
February 15, 2002
(except for Note 3, as to which the date is March 26, 2002)
_______________________

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  DECEMBER 31,

                                         Assets                                      2001          2000
                                                                                   -------       -------
Current assets:
    Cash and cash equivalents                                                      $ 1,252       $ 3,818
    Accounts receivable, net of allowance for doubtful accounts of $266 and $397,
      respectively                                                                   2,487         4,368
    Prepaid expenses and other current assets                                          442           897
    Current assets of discontinued operations                                           --         1,006
                                                                                   -------       -------
      Total current assets                                                           4,181        10,089
    Property and equipment, net                                                      1,074         2,051
    Other assets                                                                       160           886
    Goodwill and other intangible assets, net                                        3,272         4,566
    Long-term assets of discontinued operations                                         --            98
                                                                                   -------       -------
      Total assets                                                                 $ 8,687       $17,690
                                                                                   =======       =======
                          Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Line of credit                                                                 $ 1,094       $ 2,003
    Accounts payable                                                                 3,206         2,787
    Accrued compensation and other accrued expenses                                  5,643         7,156
    Accrued litigation settlements                                                   1,510            --
    Capital lease obligation, current portion                                          108            77
    Note payable, current portion                                                    1,062           425
    Other current liabilities                                                          282           426
    Current liabilities of discontinued operations                                      --            67
                                                                                   -------       -------
      Total current liabilities                                                     12,905        12,941
    Capital lease obligations long-term, net of current portion                          2            92
    Note payable, net of current portion                                               825           425
    Long-term liabilities of discontinued operations                                    --            53
                                                                                   -------       -------
      Total liabilities                                                             13,732        13,511
                                                                                   -------       -------
Commitments and contingencies
Minority interest in subsidiary                                                      1,000            --
                                                                                   -------       -------
Stockholders' equity (deficit)
Preferred Stock:
    Class A Cumulative, $.01 par value, liquidation preference of $4.00 per share for 2000 and 1999; 2,000,000 shares authorized, 80,597 and 80,597
    shares issued and outstanding at December 31, 2001 and 2000, respectively            1             1
    Class C Cumulative, $.01 par value; liquidation preference of $3.99 per share; 2,500,000 shares authorized; no shares and 1,500,000 shares issued and
    outstanding at December 31, 2001 and 2000, respectively                             --            15
    Class D Cumulative, $.01 par value; liquidation preference of $5,000 per share; 10,000 shares authorized; 1,324 and 2,145 shares issued and
    outstanding at December 31, 2001 and 2000, respectively                              1             1
    Class E Cumulative, $.01 par value; liquidation preference of $1,000 per share; 3,000 shares authorized; 3,000 shares issued and outstanding at
    December 31, 2001 and 2000                                                           1             1
    Common Stock: $.001 par value, 100,000,000 shares authorized, 23,050,360 and
    20,820,448 shares issued and outstanding at December 31, 2001 and 2000,
    respectively                                                                        23            21
Additional paid in capital                                                          32,583        34,333
Accumulated deficit                                                                (38,654)      (30,193)
                                                                                   -------       -------
      Total stockholders' equity (deficit)                                          (6,045)        4,179
                                                                                   -------       -------
      Total liabilities and stockholders' equity (deficit)                         $ 8,687       $17,690
                                                                                   =======       =======

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                            Years Ended December 31,

                                                                 2001            2000            1999
                                                             ------------    ------------    ------------
Revenues
  Services                                                   $     13,456    $     16,415    $     16,175
  Product                                                           7,889          11,013          15,236
                                                             ------------    ------------    ------------
                                                                   21,345          27,428          31,411
                                                             ------------    ------------    ------------
Cost of revenues
  Services                                                          6,918           8,669           8,137
  Product                                                           4,969           8,304          12,122
                                                             ------------    ------------    ------------
                                                                   11,887          16,973          20,259
                                                             ------------    ------------    ------------
Gross profit                                                        9,458          10,455          11,152

Operating expenses
  Selling, general and administrative expenses                     17,367          24,218          16,066
  Restructure charges                                                  --           1,512              --
                                                             ------------    ------------    ------------
  Operating loss                                                   (7,909)        (15,275)         (4,914)
Interest expense, net                                                (150)            (41)           (384)
Offering costs                                                       (489)             --              --
                                                             ------------    ------------    ------------
Net loss before income taxes                                       (8,548)        (15,316)         (5,298)
  Provision for income taxes                                           --              --              --
                                                             ------------    ------------    ------------
Loss from continuing operations before minority interest           (8,548)        (15,316)         (5,298)
  Minority interest                                                    --             482              83
                                                             ------------    ------------    ------------
Loss from continuing operations                                    (8,548)        (14,834)         (5,215)
  Gain (loss) from discontinued operations (net of
    income taxes) - Note 3                                             87            (939)         (2,209)
  Gain on sale of discontinued operations (net of income
    taxes) - Note 3                                                    --             513              --
                                                             ------------    ------------    ------------
Gain (loss) from discontinued operations                               87            (426)         (2,209)
                                                             ------------    ------------    ------------
Net Loss                                                           (8,461)        (15,260)         (7,424)
Preferred Stock dividend                                             (663)         (1,076)           (500)
Contributions from exchange of Preferred Stock                        239           3,177              --
                                                             ============    ============    ============
Loss applicable to common shareholders                       $     (8,895)   $    (13,159)   $     (7,924)
                                                             ============    ============    ============

Basic and diluted loss per common share:
  Continuing operations                                      $      (0.40)   $      (0.67)   $      (0.45)
  Discontinued operations                                              --           (0.05)          (0.18)
                                                             ------------    ------------    ------------
  Total                                                      $      (0.40)   $      (0.72)   $      (0.63)
                                                             ============    ============    ============
Weighted average common shares outstanding basic and
  diluted                                                          22,509          18,356          12,516
                                                             ============    ============    ============

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                                    Class D
                              Class A Cumulative                        Class C Cumulative        Cumulative
                                 Convertible      Class B Convertible  Convertible Preferred      Convertible
                               Preferred Stock    Preferred Stock              Stock            Preferred Stock
                              ------------------  -------------------  ---------------------  -------------------
                                Share      $       Shares        $       Shares       $        Shares     $
                              -----------------------------------------------------------------------------------
Balance at January 1, 1999      987,573  $9,875    643,770   $ 6,438    1,500,000    15,000      --    $    --
Net loss                             --      --         --        --           --        --      --         --
Conversions of Class A
   Preferred to Common Stock   (877,612)  8,776)        --        --           --        --      --         --
Preferred Stock dividends            --      --         --        --           --        --      --         --
Exercise of Prepaid Common
   Stock purchase warrant            --      --         --        --           --        --      --         --
Conversion of subordinated
   debt  to Class C Preferred
   Stock                             --      --         --        --           --        --      --         --
Common Stock issued for the
   acquisition of ABS                --      --         --        --           --        --      --         --
Common Stock issued for the
   acquisition of Onion Peel
   Solutions, LLC                    --      --         --        --           --        --      --         --
Conversion of Class B
   Preferred Stock to Common
   Stock                             --      --   (643,770)   (6,438)          --        --      --         --
Common Stock issued                  --      --         --        --           --        --      --         --
Exercise of Common Stock
   warrants                          --      --         --        --           --        --      --         --
Exercise of Common Stock
   options                           --      --         --        --           --        --      --         --
                              ---------  ------   --------   -------    ---------  --------  ------    -------
Balance December 31, 1999       109,961  $1,099         --   $    --    1,500,000    15,000      --    $    --
Net loss                             --      --         --        --           --        --      --         --
Preferred Stock dividends            --      --         --        --           --        --      --         --
Conversions of Class A

   Preferred to Common Stock    (29,364)   (294)        --        --           --        --      --         --
Private placement of Class D
   Preferred Stock                   --      --         --        --           --        --  10,000        100
Exercise of Prepaid Common
   Stock purchase warrant            --      --         --        --           --        --      --         --

                                    Class E
                                   Cumulative                              Additional
                                   Convertible                               Paid In     Accumulated
                                 Preferred Stock        Common Stock         Capital       Deficit         Total
                               -------------------  --------------------  ------------  -------------  -------------
                                 Shares      $        Shares       $             $            $
                               -------------------------------------------------------------------------------------
Balance at January 1, 1999         --     $    --     10,204,73  $10,204   $13,821,531  $ (7,508,524)  $  6,354,524
Net loss                           --          --            --       --            --    (7,423,823)    (7,423,823)
Conversions of Class A
   Preferred to Common Stock       --          --       877,612      873         7,903            --             --
Preferred Stock dividends          --          --            --       --      (241,478)           --       (241,478)
Exercise of Prepaid Common
   Stock purchase warrant          --          --       554,421      555          (555)           --             --
Conversion of subordinated
   debt  to Class C Preferred
   Stock                           --          --            --       --       800,000            --        800,000
Common Stock issued for the
   acquisition of ABS              --          --       114,756      115       566,715            --        566,830
Common Stock issued for the
   acquisition of Onion Peel
   Solutions, LLC                  --          --       297,396      297          (297)           --             --
Conversion of Class B
   Preferred Stock to Common
   Stock                           --          --       643,770      648         5,790            --             --
Common Stock issued                --          --        55,000       55           (55)           --             --
Exercise of Common Stock
   warrants                        --          --     2,093,856    2,094     5,258,008            --      5,260,102
Exercise of Common Stock
   options                         --          --     1,295,704    1,296     1,544,856            --      1,546,152
                               ------     ------- -------------  -------   -----------  ------------   ------------
Balance December 31, 1999          --     $    --     16,137,25  $16,137   $21,762,418  $(14,932,347   $  6,862,307
Net loss                           --          --            --       --            --   (15,260,233)   (15,260,233)
Preferred Stock dividends          --          --       190,608      191      (533,196)           --       (533,005)
Conversions of Class A
   Preferred to Common Stock       --          --        29,364       29           265            --             --
Private placement of Class D
   Preferred Stock                 --          --            --       --     9,434,311            --      9,434,411
Exercise of Prepaid Common
   Stock purchase warrant          --          --       560,748      561          (561)           --             --

                                                                                                                         Class D
                                        Class A Cumulative                             Class C Cumulative              Cumulative
                                       Convertable Preferred  Class B Convertable     Convertible Preferred            Convertible
                                               Stock             Preferred Stock                 Stock              Preferred Stock
                                       --------------------  -----------------------  ---------------------------  -----------------
                                         Share        $         Shares        $            Shares           $       Shares    $
                                       ---------------------------------------------------------------------------------------------
Private placement of Prepaid
  Common Stock purchase warrants           --           --           --         --             --             --       --      --
Conversion of Class D Preferred
  to Class E Preferred Stock               --           --           --         --             --             --   (6,177)    (62)
Conversion of Class D
  Preferred to Common Stock                --           --           --         --             --             --   (1,178)    (12)
Redemption of Series D Preferred
  Stock                                    --           --           --         --             --             --     (500)     (5)
Restructure fees                           --           --           --         --             --             --       --      --
Common Stock issued                        --           --           --         --             --             --       --      --
Exercise of Common Stock warrants          --           --           --         --             --             --       --      --
Exercise of Common Stock options           --           --           --         --             --             --       --      --
                                      -------       ------       ------     ------     ----------       --------  -------  ------
Balance December 31, 2000              80,597       $  805           --     $   --      1,500,000         15,000    2,145  $   21
Net loss                                   --           --           --         --             --             --       --      --
Preferred Stock dividends                  --           --           --         --             --             --       --      --
Issue Common Stock in lieu of
  Dividends                                --           --           --         --             --             --       --      --
Conversion of Class D
  Preferred to Common Stock                --           --           --         --             --             --     (821)     (8)
Common Stock issued                        --           --           --         --             --             --       --      --
Redemption of Series C
  Preferred Stock                          --           --           --         --     (1,500,000)       (15,000)      --      --
Redemption legal fees                      --           --           --         --             --             --       --      --
Fair market value of warrants
  issued                                   --           --           --         --             --             --       --      --
Conversion of deferred
  compensation to equity                   --           --           --         --             --             --       --      --
                                      -------       ------       ------     ------     ----------       --------  -------  ------
Balance December 31, 2001              80,597       $  805           --     $   --             --             --    1,324  $   13
                                      =======       ======       ======     ======     ==========       ========  =======  ======

                                           Class E
                                         Cumulative                                    Additional
                                         Convertible                                     Paid In      Accumulated
                                       Preferred Stock            Common Stock           Capital        Deficit          Total
                                    -----------------------  -----------------------  -------------  --------------  ---------------
                                      Shares          $         Shares         $            $               $              $
                                  --------------------------------------------------------------------------------------------------
Private placement of Prepaid
  Common Stock purchase warrants           --           --           --         --      1,312,000             --      1,312,000
Conversion of Class D Preferred
  to Class E Preferred Stock            3,000           30           --         --             32             --             --
Conversion of Class D
  Preferred to Common Stock                --           --    1,808,473      1,808         (1,796)            --             --
Redemption of Series D Preferred
  Stock                                    --           --           --         --       (499,995)            --       (500,000)
Restructure fees                           --           --           --         --        (79,280)            --        (79,280)
Common Stock issued                        --           --        1,000          1            655             --            656
Exercise of Common Stock warrants          --           --      257,378        257        388,350             --        388,607
Exercise of Common Stock options           --           --    1,835,627      1,836      2,551,032             --      2,552,868
                                       ------        -----   ---------     -------     ----------   ------------   ------------
Balance December 31, 2000               3,000        $  30   20,820,448    $20,820   $ 34,334,235   $(30,192,580   $  4,178,331
Net loss                                   --           --           --         --             --     (8,461,155)    (8,461,155)
Preferred Stock dividends                  --           --           --         --       (334,732)            --       (334,732)
Issue Common Stock in lieu of
  Dividends                                --           --      928,865        929        103,611             --        104,540
Conversion of Class D
  Preferred to Common Stock                --           --    1,251,047      1,251         (1,242)            --             --
Common Stock issued                        --           --       50,000         50         14,450             --         14,500
Redemption of Series C
  Preferred Stock                          --           --           --         --     (1,931,235)            --     (1,946,235)
Redemption legal fees                      --           --           --         --        (50,000)            --        (50,000)
Fair market value of warrants
  issued                                   --           --           --         --        360,000             --        360,000
Conversion of deferred
  compensation to equity                   --           --           --         --         90,000             --         90,000
                                       ------        -----   ----------    -------     ----------   ------------   ------------
Balance December 31, 2001               3,000        $  30   23,050,360    $23,050   $ 32,585,086   $(38,653,735   $ (6,044,751
                                       ======        =====   ==========    =======     ==========   ============   ============

          See accompanying notes to consolidated financial statements.


                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                            Years ended December 31,


                                                                                   2001         2000         1999
                                                                                ----------   ----------   ----------
Operating activities:
  Net loss                                                                      $   (8,461)  $  (15,260)  $   (7,424)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss (income) from discontinued operations                                         (87)         939        2,209
    Gain on sale of discontinued operations                                             --         (513)          --
    Depreciation and amortization of property and equipment                          1,047        1,025          654
    Amortization of goodwill and other intangibles                                   1,294        1,287          701
    Amortization of fair market value of warrants                                      360           --           --
    Deferred compensation                                                               90           --           --
    Stock issued for services rendered                                                  14           --           --
    Change in assets and liabilities of continuing operations, net of effects of acquisitions:
      Accounts receivable                                                            1,881        1,275        1,535
      Prepaid expenses and other current assets                                        455          (58)        (343)
      Other assets, net                                                                726         (237)        (358)
      Accounts payable and accrued expenses                                         (1,031)       2,035         (587)
      Accrued litigation settlements                                                 1,510           --           --
      Deferred revenue                                                                (176)         294         (228)
                                                                                ----------   ----------   ----------
    Net cash (used in) provided by continuing operating activities                  (2,378)      (9,213)      (3,841)
                                                                                ----------   ----------   ----------
    Net cash provided by (used in) discontinued operations                           1,071        1,591         (451)
                                                                                ----------   ----------   ----------
Investing activities:
    Net cash paid in acquisitions and earn-outs                                         --          (25)      (1,708)
    Purchases of property and equipment                                                (88)      (1,361)        (685)
                                                                                ----------   ----------   ----------
        Net cash used in investing activities                                          (88)      (1,386)      (2,393)
                                                                                ----------   ----------   ----------
Financing activities:
    Line of credit advances, net                                                      (909)      (3,123)       1,085
    Issuance of note payable                                                            --           --        2,075
    Payment of note payable                                                             --         (425)          --
    Payment of capital lease obligations                                               (90)         (76)         (38)
    Sale of minority interest in subsidiary                                          1,000         (482)         482
    Net proceeds from sale of stock                                                     --        9,435           --
    Net proceeds from sale of prepaid warrants                                          --        1,312           --
    Proceeds from the exercise of stock options and warrants                            --        2,943        6,806
    Purchase and retirement of preferred stock                                        (941)        (579)          --
    Payment of preferred stock dividends                                              (231)        (533)        (241)
                                                                                ----------   ----------   ----------
        Net cash (used in) provided by financing activities                         (1,171)       8,472       10,169
                                                                                ----------   ----------   ----------
    (Decrease) increase in cash and cash equivalents                                (2,566)        (536)       3,484
Cash and cash equivalents at beginning of year                                       3,818        4,354          870
                                                                                ----------   ----------   ----------
Cash and cash equivalents at end of year                                        $    1,252   $    3,818   $    4,354
                                                                                ==========   ==========   ==========
Supplemental information:
  Cash paid during the year for interest                                        $      202   $      388   $      601
                                                                                ==========   ==========   ==========
  Non-cash financing activity:
    Issuance of note for redemption of Preferred Stock                               1,055           --           --
                                                                                ==========   ==========   ==========
    Capital lease obligation                                                            --           --          240
                                                                                ==========   ==========   ==========
    Conversion of debt to equity                                                        --           --          800
                                                                                ==========   ==========   ==========
    Insurance premium obligation for non-compete agreement                              --           --        1,275
                                                                                ==========   ==========   ==========
    Common stock issued for acquisitions and earn-outs                          $       --   $       --   $      567
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

     The Company's continuing operations are principally conducted from locations in Oklahoma, Virginia and at customer locations throughout the United States.

     The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of December 31, 2001, the Company has a stockholders' deficit of approximately $6.0 million and a working capital deficit of approximately $8.7 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

     Over the past two years, management has undertaken restructuring efforts aimed at, among other things, improving the productivity and billable utilization of its staff and reducing operating expenses. These restructuring efforts have included headcount reductions, consolidation of facilities and management of discretionary expenses. However, these actions were taken in a period where economic conditions in the United States and abroad created downward pressure on spending for information technology initiatives, including demand for the Company's consulting services. In 2001, the Company did experience lower operating losses than those reported in 2000 and a reduction in cash used in operations. However, given the Company's current operating outlook and continuing economic uncertainty, the Company's liquidity and financial position are such that additional capital will be needed in 2002 to sustain operations.

     In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary. At this time, management has chosen to not pursue the rights offering further, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). In March 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business for approximately $6.0 million in cash, subject to several conditions to closing, including due diligence and entering into purchase and sale agreements and employment agreements with key individuals in this business. While management is optimistic that this transaction will close by the end of May, no assurances can be given at this time that the Company will be able to close on this sale or one with other potential buyers. In addition, the Company continues to entertain offers for the remaining businesses within its Netplex Systems business.

     If the above sale is successfully completed, management intends to focus on improving the operations of its Contractors Resources business by growing both its business to consumer service ("Mybizoffice") and its business to business service ("Consultant Service Center") offerings. Critical to the success of these operations is the Company's ability to continue to attract members to the Mybizoffice solution and to grow the Consultant Service Center business by obtaining contracts and master agreements with employers who contract with large numbers of independent consultants. No assurances can be given that the Company will be successful in these efforts.

     While the proceeds from a sale such as that above will help to sustain operations, management believes that to sustain operations for the foreseeable future, certain of its obligations and liabilities will need to be restructured. While management has been involved in discussions relative to such obligations with each respective party, no definitive agreements have been reached at this time and no assurances can be given that these efforts will be successful.

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation
     ---------------------------
     The accompanying consolidated financial statements include the accounts of The Netplex Group, Inc. and its majority owned subsidiaries. Minority interest represents minority shareholders' proportionate share of the equity in the Company's Contractors Resources and Netplex Systems subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

     Revenue Recognition
     -------------------
     The Company derives its revenue from service contracts and from third party software and hardware resale contracts. Such contracts are sold exclusive of maintenance which are provided under separate service agreements.

     Revenue from time and materials contracts is recognized as services are performed and costs are incurred. Net revenues exclude reimbursable expenses charged to clients. Revenue for fixed-price contracts is recognized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP") 81-1 "Accounting for Performance of Construction -Type and Certain Production-Type Contracts" using the percentage of completion method as costs are incurred and SAB 101, "Revenue Recognition" for all other transactions not covered by SOP 81-1. The Company records loss provisions for its contracts, if required, at the time such losses are identified. Revenue for maintenance contracts is recognized over the term of the arrangements. Deferred revenue represents the unearned portion of maintenance contracts and amounts billed in advance of work performed, in accordance with the terms of the contract.

     Revenue from consulting service contracts in the Company's CR-MyBizOffice segment is recognized as the fees (net revenue) it charges to its members for providing its back office services as these services are provided. Gross billings generated by MyBizOffice segment operations for the years ended December 31, 2001, 2000 and 1999 were $37.0 million, $42.5 million and $38.6 million, respectively.

     The Company recognizes revenue in its CR-CSC segment based on the gross amount billed to the customer derived from the hours worked and the contractual rate applied to those hours. This policy is consistent with the guidance provided by EITF 99-19 considering the Company has credit risk for the gross amounts of each transaction and can assert certain rights over the activities of each consultant.

     The Company recognizes revenue on software sales in accordance with SOP 97-1, "Software Revenue Recognition". Accordingly, the Company recognizes software and hardware revenue as products are shipped, provided that collection is determined to be probable and no significant obligations remain. In 2001 and 2000, the Company reported approximately $1.7 million and $0.6 million, respectively, of sales associated with transactions structured using a third party leasing company on a "net" basis in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as and Agent" and other guidance provided by the Securities and Exchange Commission. All other sales were recorded on a gross basis in accordance with this guidance.

     Management regularly reviews outstanding accounts receivable for collectability and provides for an allowance for doubtful accounts whenever necessary. As of December 31, 2001 and 2000, the Company was owed $1.2 million by two customers at each date, respectively.

     The Company recognized revenue from unaffiliated customers constituting 25.0% and 27.8% of total revenue in 2000 and 1999 from the combination of two customers in each year, respectively. No one customer constituted revenue greater than 10% of the total 2001 revenue.

     Consistent with the Company's strategy, management targets vertical industry markets for its services. As of December 31, 2001, 2000 and 1999, 46.7%, 47.9% and 44.9%, respectively of the Company's revenue was generated from customers in the retail and consumer products industry. As of December 31, 2001 and 2000, 37.6% and 49.5%, respectively of the Company's accounts receivables were due from customers in the retail and consumer products industry. The Company had no concentrations of accounts receivable from any other industry group at December 31, 2001 and 2000.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments with maturity, at date of purchase, of three months or less to be cash equivalents. Cash equivalents are comprised of money market accounts, and are stated at cost, which approximates fair value.

     Property and Equipment
     ----------------------
     Property and equipment is recorded at cost. The Company purchases computer software for internal use, which is recorded at cost accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Computer software developed for internal use is amortized over 3 years in accordance with SOP 98-1.

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

     Goodwill and Other Intangible Assets
     ------------------------------------
     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     . all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     . intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

     . goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     . effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     The Company will amortize goodwill, the cost in excess of the fair value of net assets acquired, and intangible assets resulting from the Company's acquisitions, consisting of a fulfillment database, acquired software, an assembled workforce, and a non-compete agreement, recognized prior to July 1, 2001, under its current method until January 1, 2002 at which time annual and quarterly goodwill amortization of $1,294,000 and $323,500 will no longer be recognized. Goodwill and intangible assets are being amortized on a straight line basis for periods ranging from 5 to 7 years and 4 to 7 years, respectively. By December 31, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized by the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle.

     Investment in Common Stock
     --------------------------
     The Company had an investment in common stock of a privately held company included in other assets valued at $375,000 which was accounted for using the cost method. This investment was disposed of in the DSA litigation settlement in 2001.

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

     Earnings (loss) per share
     -------------------------
     The Company accounts for earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires companies to present basic earnings per share and diluted earnings per share (EPS). Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the periods. Diluted net loss per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2001, 2000 and 1999, the assumed exercise of the Company's outstanding stock options, warrants and Convertible Preferred Stock are not included in the calculation, as the effect would be anti-dilutive. These currently anti-dilutive outstanding stock options and warrants, Convertible Preferred Stock, and contingently issuable shares, combined, total 94,238,699 and 87,355,559 for the years ended December 31, 2001 and 2000, respectively.

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

     Deferred Compensation.
     ----------------------
     The Company adopted a non-qualified, unfunded deferred compensation plan, The Netplex Group, Inc. Employee Deferred Compensation Plan, (the "Plan"), on August 6, 2001. Under the Plan, key employees defer compensation on a non-elective and elective basis. Each participant's deferred compensation is converted to share units at a ratio determined by the Plan's administrator. Such share units will be converted into the Company's Common Stock on a one to one ratio at the earlier of the termination of the participant, change of control of the Company or the 24 month anniversary of the Plan. The total of participant deferrals, which are reflected in additional paid in capital, are approximately $90,000 at December 31, 2001.

     Segment Reporting
     -----------------
     The Company accounts for its segments pursuant to Statement of Financial Accounting Standards (SFAS No. 131) "Disclosures about Segments of an Enterprise and Related Information." Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in three segments as defined: Systems, Contractors Resources - mybizoffice and Contractors Resources - Consultant Service Center.

     Reclassifications
     -----------------

     Certain 2000 and 1999 amounts have been reclassified to conform to the current year presentation.

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

     New Accounting Pronouncements
     -----------------------------
     In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which among other things, establishes one accounting model for long-lived assets to be disposed of by sale. SFAS 144 is effective for financial statements issued for years beginning after December 15, 2001, and interim periods within those financial statements, early application is encouraged. The Company adopted SFAS 144 effective January 1, 2001, in accordance with early application of the standard, in recording the disposal Netplex Systems.

(3)  Discontinued Operations

     On September 29, 2000, the Company announced its decision to sell its e-Infrastructure operations. The Company was seeking a buyer for various businesses within the e-Infrastructure segment and although it was difficult to predict, the Company expected to complete the sales within the 12 months subsequent to the above measurement date. Accordingly, effective with the issuance of the third quarter 2000 financial statements, the results of operations and the net assets of the Company's e-Infrastructure segment were classified as discontinued operations and prior periods have been restated. The results of the discontinued segment did not reflect any interest or management fees allocated by the Company. On September 29, 2000, the Company sold its Onion Peel subsidiary (previously included as a part of the e-Infrastructure segment) for $949,000 ($574,000 of cash and $375,000 of stock) and recorded a gain of $513,000. The Company believed that the remaining businesses within this segment would not generate future operating losses prior to disposal and therefore no provision was recorded in the financial statements. The following is a summary of the results of operations of the discontinued operations:

                                            Year ended December 31,
                                       --------------------------------
                (amounts in thousands)   2001        2000        1999
                                       --------   ---------   ---------
          Revenues                     $  1,114   $  22,060   $  34,634
                                       ========   =========   =========
          Gross margin                 $    323   $   5,248   $   8,958
                                       ========   =========   =========
          Gain (loss) from operations  $     87   $    (850)  $  (1,152)
                                       ========   =========   =========

     During the fourth quarter of 2000 and the first quarter of 2001, the Company streamlined the operations of its discontinued systems integration business (previously included in the e-Infrastructure segment) and increased its service offerings to include data management and information security focusing on systems infrastructure reliability. As a result, the systems integration business became an integral component of Netplex Systems, enabling it to offer customers a more complete information systems solution. Therefore, effective April 1, 2001, the results of operations of the systems integration business and net assets have been reclassified as continuing operations within the Netplex operating segment and prior periods have been restated. The following is a summary of the systems integration operations that was previously reported as discontinued.

                                         December 31,   December 31,
                                            2000           1999
                                         ---------------------------
                (amounts in thousands)
               Total Assets              $      2,753   $      4,516
               Total Liabilities                   89            552
               Revenue                         10,648         15,510
               Operating Income          $         89   $      1,057


     In January 2002 management made the decision to not pursue the rights offering, issuing additional shares of Netplex Systems stock, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). On March 26, 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business for approximately $6.0 million in cash, subject to several conditions to closing, including due diligence and entering into purchase and sale agreements and employment agreements with key individuals in this business. The Company continues to pursue the sale of the remaining portions of Netplex System. In accordance Statement of Financial Accounting Standard No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets of Netplex Systems are classified as continuing operations as of December 31, 2001 as the decision to dispose of Netplex Systems was made subsequent to December 31, 2001 but prior to the issuance of the financials. The major classes of assets and liabilities Netplex Systems are as follows as of December 31:

                                             2001             2000
                                        --------------------------------
            (amounts in thousands)
         Accounts receivable              $     2,175      $     4,619
         Fixed assets, net                        495              952
         Goodwill                               2,358            3,002
         Other Intangibles                        789            1,379
         Accrued compensation                   1,069            1,144
         Other liabilities                $       362      $       868

(4)  Restructure Charge

     In the third quarter of 2000, the Company recorded a restructure charge of $1,512,000 primarily associated with the closing of the Company's Roseland, New Jersey office and the related costs. Included in the total are the estimated costs for facility closures, the write-down of redundant and duplicative property, severance and other employee costs related to the facility closures and duplicative position eliminations. As a part of the restructuring, 37 employees were terminated. Of those terminated, 4 were from the technical staff, 5 from Contractors Resources, and 28 were from sales and corporate administration.

       ------------------------------------------------------------------------
                                                                       Balance
                                                                        as of
                                                                       December
                      (amounts in thousands)        Accrual  Utilized  31, 2001
       ------------------------------------------------------------------------
       Asset relocation costs                      $    160 $     147  $     13
       Employee severance and termination benefits      819       790        29
       Excess facility costs                            403       425       (22)
       Other                                            130       130        --
                                                   -------- ---------  --------
                                                   $  1,512 $   1,492  $     20
                                                   -------- ---------  --------

     Management expects that the remaining accruals will be utilized in 2002.

(5)  Property and Equipment

     Property and equipment consists of the following:
                                                         December 31,
                                                   ----------------------
                      (amounts in thousands)          2001        2000
                                                   ----------  ----------
         Computer software                         $    1,949  $    1,910
         Computer and office equipment                  2,003       1,924
         Furniture and fixtures                           784         717
         Equipment under capital leases                   599         546
         Leasehold improvements                            79         111
                                                   ----------  ----------
                                                        5,414       5,208
         Accumulated depreciation and amortization     (4,340)     (3,157)
                                                   ----------  ----------
         Property and equipment, net               $    1,074  $    2,051
                                                   ==========  ==========

     Computer software at December 31, 2001 and 2000 includes $799,000 of software that was developed for internal use. Accumulated depreciation related to this software was $509,000 and $219,000 at December 31, 2001 and 2000, respectively.

     Accumulated depreciation and amortization includes $599,000 and $546,000 related to assets under capital leases at December 31, 2001 and 2000, respectively.

(6)  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following:

                                                              December 31,
                                                        -----------------------
                               (amounts in thousands)      2001         2000
                                                        ----------   ----------
          Goodwill                                      $    4,466   $    4,466
          Acquired software                                    836          836
          Assembled workforce                                1,000        1,000
          Non-Compete                                          900          900
                                                        ----------   ----------
                                                             7,202        7,202
Accumulated amortization                                    (3,930)      (2,636)
                                                        ----------   ----------
                                                        $    3,272   $    4,566
                                                        ==========   ==========

(7)  Accrued Compensation and Other Accrued Expenses

     Accrued compensation and other accrued expenses consist of the following:

                                                              December 31,
                                                        -----------------------
                               (amounts in thousands)      2001         2000
                                                        ----------   ----------
          Accrued wages                                 $    3,255   $    3,762
          Accrued restructure costs                             20          529
          Accrued professional fees                            346          572
          Accrued vacation                                     250          341
          Accrued commissions                                  883          727
          Accrued payroll taxes                                 20           57
          Accrued earn-out                                      52           --
          Accrued preferred dividends                          159          166
          Accrued project expense                              124          213
          Other                                                534          789
                                                        ----------   ----------
                                                        $    5,643   $    7,156
                                                        ==========   ==========

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

     As of September 30, 2000, the Company was not in compliance with the tangible net worth covenant. On January 10, 2001, the Company and the bank entered into an Loan Amendment and Forebearance Agreement ("Forebearance Agreement") whereby the bank agreed to forebear from exercising its rights and remedies under the loan document due to the existing event of default until March 31, 2001; provided no additional default occurred. The Company and the bank agreed the Company did not need to comply with the tangible net worth covenant set forth in the loan agreement. Under the Forebearance Agreement the Company could borrow 40% of eligible accounts receivable (as defined in the agreement) up to $5.0 million bearing interest at the bank's prime rate plus 2.5%. In the fourth quarter of 2000, the Company applied the $2.0 million interest bearing deposit against its outstanding advance.

     On May 4, 2001, the Company's subsidiary, Netplex Systems, Inc. ("Systems") entered into a Commercial Revolving Loan, Demand Loan and Security Agreement ("Revolving Loan") with American Commercial Finance Corporation ("Lender") which expires on March 31, 2003. This Revolving Loan replaced the pre-existing bank line of credit which was repaid on May 4, 2001. Under the Revolving Loan, Systems can borrow an amount equal to 80% of eligible accounts receivable as defined in the agreement, up to $3.0 million. The Revolving Loan bears interest at the prime rate plus 1.75% (6.75% at December 31, 2001) and is secured by (i) System's , the Company's and each of the Company's subsidiaries' assets, (ii) a $400,000 guaranty from a shareholder, Waterside Capital (the "Guaranty") and (iii) fidelity guaranties from two of the Company's officers.

     Outstanding advances were $1,094,000 and $2,003,000 at December 31, 2001 and 2000, respectively.

(9)  Income Taxes

     The reconciliation between the actual income tax expense and income tax computed by applying the statutory Federal income tax rate to earnings before provision for income taxes for the year ended December 31, 2001, 2000 and 1999 is as follows:

                                       (amounts in thousands)     2001         2000         1999
                                                               ----------   ----------   ----------
        Pretax loss                                            $   (8,461)  $  (15,260)  $   (7,424)
                                                               ----------   ----------   ----------
        Computed Federal income tax benefit at 34%                 (2,877)      (5,188)      (2,524)
        Computed state income taxes, net of Federal benefits         (465)        (839)        (408)
        Permanent differences                                         131          143        1,033
        Change in valuation allowance                               3,211        5,884        1,899
                                                               ----------   ----------   ----------
                                                               $       --   $       --   $       --
                                                               ==========   ==========   ==========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001, 2000 and 1999 are presented below:

                                       (amounts in thousands)     2001         2000         1999
                                                               ----------   ----------   ----------
        Deferred tax assets:
           Net operating loss (NOL) carryforwards              $   16,660   $   13,247   $    7,690
           Research and development credit carryforwards              187          187          187
           Depreciation and amortization                              830          413          215
           Inventory obsolescence reserve                              --          107          107
           Allowance for doubtful accounts receivable                 105          157          136
           Accrued commissions                                        349           --           --
           Accrued vacation                                            78          108           --
           Other                                                       53           --           --
                                                               ----------   ----------   ----------
             Total gross deferred tax assets                       18,262       14,219        8,335
             Less valuation allowance                             (18,262)     (14,219)      (8,335)
                                                               ----------   ----------   ----------
               Net deferred tax asset                          $       --   $       --   $       --
                                                               ==========   ==========   ==========

     The Company has provided a valuation allowance for all of its deferred tax assets at December 31, 2001, 2000, and 1999 because the Company could not conclude that it was more likely than not that it would realize these assets due principally to the Company's history of losses.

     As of December 31, 2001 and 2000, the Company has NOL's for Federal and state income tax purposes of approximately $42,178,000 and $33,534,000 which may be applied against future taxable income. Additionally, the Company has $187,000 of research and development tax credits ("Credits") available to offset future Federal income taxes. The NOL's and credits expire primarily in years 2002 through 2021. Certain of the NOL's and credits are subject to annual limitations and other conditions as of December 31, 2001. Additionally, they may not be fully utilized for tax purposes due to the change in ownership resulting from the Company's merger in 1996 and an additional change in ownership in 1998.

(10) Commitments

     Employment Agreements
     ---------------------
     The Company has employment agreements with several key employees. At December 31, 2001, the Company's annual obligation under the agreements is approximately $650,000 for the next year and $375,000 for each of the next two subsequent years.

     Acquisitions
     ------------
     In 1997, 1998 and 1999, the Company consummated five acquisitions accounted for as purchases. Certain of these acquisitions contained contingent consideration payable in cash or stock, dependent upon operational performance of the acquired businesses. During the years ended December 31, 2000 and 1999 the Company paid in either cash or stock of $40,000 and $1,720,523, respectively in connection with these "earn-out" provisions, respectively. As of December 31, 2000, the Company was no longer obligated to pay any material future earn-out amounts pursuant to the terms of these acquisitions.

     Lease Obligations
     -----------------
     The Company leases computer equipment, furniture, vehicles, and office facilities under long-term lease agreements. The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases (with initial terms in excess of one year) as of December 31, 2001:

                                                     Capital    Operating
                      (amounts in thousands)         Leases       Leases
                                                     ------       ------
                2002                                 $  114          621
                2003                                      2          297
                2004                                     --          182
                2005                                     --           18
                Thereafter                               --           10
                                                     ------      -------
        Total minimum lease payments                    116      $ 1,128
                                                                 =======
        Less: amount representing interest                6
                                                     ------
        Present value of minimum lease payments         110
        Less current portion                            108
                                                     ------
                                                     $    2
                                                     ======

     Total rent expense under operating leases was approximately $584,000, $1,248,000 and $1,020,000 for the years ended December 31, 2001, 2000 and
     1999, respectively.

(11) Stockholders' Equity

     As of December 31, 2001, the Company's authorized capital stock consisted of 100,000,000 shares of common stock, par value $.001 per share, and 6,000,000 shares of preferred stock, par value $.01 per share. Preferred Stock

     Class A Cumulative Convertible
     ------------------------------
     On September 19, 1996, the Company raised approximately $3,000,000 through a private placement of units. Each unit consisted of one share of $.01 par value Class A Cumulative Convertible Preferred Stock (the "Class A Preferred") and one warrant to purchase one share of the Company's Common Stock at $2.50 per share.

     Each share of Class A Preferred is convertible into one share of Common Stock at any time, at the discretion of the holder. The Class A Preferred has a cumulative dividend of 10% per annum, payable in either cash or additional shares of Class A Preferred at the Company's option. Subject to the conversion rights, the Class A Preferred has a redemption value equal to its stated value plus all accrued and unpaid dividends upon: (1) registration of the shares underlying the Class A Preferred, and (2) 30 days written notice given at any time upon attaining certain per share trading prices and sustaining such prices for a specified period. The Class A Preferred has a per share liquidation preference of the greater of: (i) $4 per share plus any accrued and unpaid dividends, or (ii) the amount that would have been received if such shares were converted to Common Stock on the business day immediately prior to liquidation.

     Each warrant issued in connection with the private placement became exercisable on March 19, 1997, and expired on September 19, 2001.

     Class C Cumulative Convertible
     ------------------------------
     The Class C Cumulative Convertible Preferred Stock ("Class C Preferred") had a liquidation preference of $3.99 per share and a dividend rate of 9.99% per annum that was set to increase to 15% per annum after the date that there was no Class A Preferred issued and outstanding. The Class C Preferred was convertible at any time after the earlier of a change in control of the Company or five years from the date of issuance. The Class C Preferred was redeemable soley at the option of the Company at any time within five years from the date of issuance. At December 31, 2000, the Class C Preferred was convertible into the number of shares equal to $2,300,000, plus accrued but unpaid dividends, divided by 25% of the 20 day average trading price of the Common Stock immediately prior to conversion. The Company measured the intrinsic value of the beneficial conversion feature of the Class C Preferred to be $2,300,000 at December 31, 2000. As a result, the Company began to accrete this discount as additional Preferred Stock dividends over the five years. During 2001 and 2000, the accretion of the discount of approximately $329,000 and $388,000 was included as additional Preferred Stock dividends in the Company's EPS calculation.

     On September 28, 2001, the Company entered into an agreement with the holder of the Class C Preferred, Waterside Capital Corporation ("Waterside"), whereby

     . the Company paid $2,052,780 in the form of $1,000,000 cash and two secured commercial promissory notes in the original principal amounts of $900,000 and $152,780 for:

          . Waterside's surrender to the Company for cancellation 1,500,000 shares of its Class C Preferred Stock;

          . Waterside's guarantee of up to $400,000 of the Company's subsidiary, Systems, revolving credit facility; and

          . Waterside surrendered for cancellation its warrant exercisable for 300,000 shares of the Company's Common Stock;

     . the Company paid $50,000 of closing fees associated with the transaction; and

     . Waterside purchased from the Company 1,000 shares of the Company's subsidiary, Systems, preferred stock for $1,000,000 which is recorded as a minority interest in the balance sheet.

     The difference between the original face value (net of transaction fees) of the Series C Preferred Stock of $2,139,000 and the aggregate of the principal value of the note of $900,000 and the $1,000,000 of cash, equaling $239,000, was recorded as an addition to Additional Paid in Capital and has been added back in the loss applicable to common shareholders for computing earnings per share.

     The promissory notes bear interest of 10% per annum. The $900,000 note is payable in quarterly installments of $15,000 and the $152,780 note is payable on January 1, 2002.

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

     Also, as part of the agreement, the Company redeemed 500 of the remaining 3,823 shares of Series D Preferred Stock at their original face value of $500,000, and sold to the holders of the Series D Preferred Stock 1,000 shares of the Company's common stock at a price of $0.65625 per share. The Company incurred approximately $79,000 of printing and legal fees resulting from the restructure that were charged against additional paid in capital. As a result of that sale, the remaining 3,323 shares of Series D Preferred Stock will have an adjusted conversion price of $.65625. Upon execution of the agreements, the Series D Preferred Stockholders converted 1,178 shares of Series D Preferred Stock into 1,808,473 shares of common stock. The difference between the original face value of the Series D Preferred Stock of $6,177,000 and the face value of the new Series E Preferred Stock of $3,000,000, equaling $3,177,000, was recorded as an addition to Additional Paid in Capital and has been added back in the loss applicable to common shareholders for computing earnings per share. In 2001, the holders converted and additional 821 shares into 1,251,047 shares of common stock. At December 31, 2001, 1,324 shares of Series D Preferred Stock remain outstanding and are convertible into 2,017,523 shares of common stock.

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

     Warrants

     On March 29, 2000, the Company sold 1,500 units in a private placement for $1.5 million ($1.3 million after fees and expenses). Each unit sold consisted of a prepaid Common Stock purchase warrant entitling the holder to acquire such number of shares of the Company's Common Stock as is equal to $1,000 divided by an adjustable exercise price of $0.0195 which calculates to 76,923,077 shares as of December 31, 2001, and an incentive warrant to acquire 78,000 shares of Common Stock. The Company also granted the placement agent a warrant to purchase 39,000 shares of Common Stock plus a placement fee and a non-accountable expense allowance equal to 12.53% of the proceeds of the offering. The value of these warrants was equal to the proceeds received.

     Monster Warrant. In connection with a co-branded services agreement entered into in May 2000 by one of our subsidiaries and TMP Interactive, Inc. ("TMP"), the Company issued warrants to purchase up to 3,000,000 shares of common stock. The warrants are exercisable for a period of three years after the date they were issued. The exercise price for the warrants to purchase up to 2,000,000 shares of common stock is $9.00 per share and these warrants vest over two years. As of December 31, 2000 the fair value was calculated at $0 using a risk free interest rate of 5.1%, volatility of 106%, and an expected term of three years. The exercise price for the remaining warrants to purchase up to 1,000,000 shares of common stock is $6.00 per share and these warrants vested immediately. The fair value of these warrants of $2.9 million was calculated on the measurement date using a risk-free rate of 6.7%, volatility of 106%, and an expected term of three years. On August 7, 2001, the Company agreed to cancel the warrants to purchase up to 3,000,000 shares of common stock and grant warrants to purchase up to 4,000,000 shares of common stock in connection with the litigation settlement (see Note 14). The exercise price for these warrants is $0.47 per share and they are exercisable at any time on or before August 7, 2004. The Company recorded a selling and general and administrative charge in the three month period ended September 30, 2001 of $360,000 that was related to the value of the warrants derived using the Black-Scholes method. This calculation was made using a risk-free interest rate of 4.04%, volatility of 171%, and expected term of three years.

     Roseland Warrant. The Company issued a warrant on May 22, 2000, to purchase up to 15,000 shares of common stock to Roseland II L.L.C. in connection with our leasing arrangements. The warrant is exercisable for a period of five years after the date the warrant was issued. The exercise price for the warrant is $7.72 per share. On the date issued the fair value calculated for this warrant was $17,550 to be amortized over sixty months, the life of the lease. This calculation was made using a risk-free interest rate of 6.1%, volatility of 59%, and expected term of five years.

     Silicon Valley Bank Warrant. The Company issued a warrant on July 31, 2000, to purchase up to 75,000 shares of common stock to Silicon Valley Bank in connection with our line of credit. The warrant is exercisable for a period of five years after the date it was issued. The exercise price for the warrant is $6.00 per share. On the date issued the fair value calculated for this warrant was $18,000 and has since been expenses due to the termination of the line of credit agreement. This calculation was made using a risk-free interest rate of 6.1%, volatility of 59%, and an expected term of five years.

     Pennsylvania Merchants Group Warrant. The Company issued a warrant on December 12, 2000, to purchase up to 500,000 shares of common stock to Pennsylvania Merchants Group in connection with an investment banking arrangement we have with it and the cancellation of the warrant to purchase 250,000 shares of common stock issued in 1999. The warrant is exercisable for a period of five years after the date it was issued. The exercise price for the warrant is $0.50 per share. The fair value was calculated at $90,000 using a risk-free rate of 5.1%, volatility of 106%, and an expected term of five years. As this warrant was issued in connection with the issuance of capital securities, no expense was recognized.

     The following table sets forth the warrants outstanding and their weighted-average exercise price:

                                                        Shares         Price
                                                     -----------    ------------
          January 1, 1999                              3,109,102    $      2.30
                   Issued                                225,000           3.00
                   Exercised                          (2,093,856)          2.52
                   Expired                               (45,000)          3.00
                                                     -----------    ------------
          December 31, 1999                            1,195,246    $      2.15
                   Issued                              4,257,000           6.62
                   Exercised                            (795,465)          2.16
                   Canceled                             (250,000)          3.00
                   Expired                                (2,854)          1.15
                                                     -----------    ------------
          December 31, 2000                            4,403,927    $      6.42
                   Issued                              4,000,000           0.47
                   Exercised                                  --             --
                   Canceled                           (3,300,000)          7.64
                   Expired                              (250,000)          2.22
                                                     -----------    ------------
          December 31, 2001                            4,853,927    $      0.41
                                                     ===========    ============

     As of December 31, 2001, 2000 and 1999 all of the warrants were exercisable and had an average remaining life of 2.7, 4.4 and 3.5 years, respectively.

(12) Stock Options

     The  Company has three stock option plans.

     . The ISO Plan includes both incentive and non-qualified stock options. The Board of Directors may grant stock options to employees to purchase up to 6,000,000 shares of the Company's Common Stock. Stock options are granted with an exercise price equal to the market price on the date of grant. All stock options expire 10 years from grant date (5 years for holder's of more than 10% of the voting stock of the Company). Generally the options vest ratably and become fully exercisable after 3 years but not less than 6 months from the date of grant. At December 31, 2001, approximately 1,301,000 options are available for grant under this plan.

     . The Directors' Plan authorizes the Board of Directors to grant each director options to purchase up to 15,000 shares of the Company's Common Stock, upon election to the Board. Under this plan 300,000 shares of the Company's Common Stock are available. The terms of option grants for the Directors' Plan are identical to those of the ISO plan, except that the vesting period for the Directors' Plan is at the Board's discretion. All options granted under this Plan either vest immediately or contain vesting periods up to two years. At December 31, 2001, 15,000 options are available for grant under this Plan.

     . The Consultant's Plan authorizes the Board of Directors to grant organizations or individuals, who are not employees of the Company, options to purchase up to 800,000 shares of the Company's Common Stock. The exercise price, terms of the option grant and vesting period for the Consultant's Plan are at the Board's discretion. At December 31, 2001, approximately 5,000 options are available for grant under this Plan.

Stock option activity for the Plans during the periods indicated is as follows:

                                   ISO Plan                Directors' Plan         Consultants' Plan
                           -------------------------    ---------------------  ------------------------
                                           Wt. Avg.                  Wt. Avg.                 Wt. Avg.
                              Shares      Ex. Price      Shares     Ex. Price     Shares     Ex. Price
                           ------------   ----------    ---------  ----------  ----------    ----------
           January 1, 1999    2,485,200   $     1.13      90,000   $     2.53     423,828    $     1.49
Granted                       1,517,750         2.28      37,500         2.85     315,000          1.07
Exercised                      (831,104)        1.11          --           --    (464,600)         1.34
Forfeited/Canceled             (101,171)        1.89      (7,500)        2.85          --            --
Expired                              --           --          --           --          --            --
                           ------------    ----------   --------   ----------  ----------    ----------
         December 31, 1999    3,070,675   $     1.67     120,000   $     2.61     274,228    $     1.26

Granted                       2,494,200         0.50     180,000         0.47      40,000          0.47
Exercised                      (995,712)        0.86     (37,500)        2.91    (247,828)         1.14
Forfeited/Canceled             (931,209)        2.12     (15,000)        2.85          --            --
Expired                              --           --          --           --          --            --
                           ------------    ----------   --------   ----------  ----------    ----------
         December 31, 2000    3,637,954   $     0.98     247,500   $     0.99      66,400    $     1.38
Granted                              --           --         ---           --          --            --
Exercised                            --           --          --           --          --            --
Forfeited/Canceled             (820,200)        1.23          --           --          --            --
Expired                              --           --          --           --          --            --
                           ------------   -----------   --------   ----------  ----------    ----------
         December 31, 2001    2,817,754   $     0.91     247,500   $     0.99      66,400    $     1.38
                           ============   ===========   ========   ==========  ==========    ==========

ISO Plan
--------
At December 31, 2001, the exercise prices for options granted under the ISO plan were $0.47 to $3.00 and the weighted-average remaining contractual life of those options was 7.6 years. At December 31, 2001, 2000 and 1999, the number of options exercisable under the ISO Plan was 1,750,250, 1,286,186 and 1,175,898, respectively. The weighted-average exercise price of those options was $1.08, $1.25 and $1.04, respectively.

Directors' Plan
---------------
At December 31, 2001, the exercise prices for options granted under the Directors' Plan were $0.47 to $3.56 and the weighted-average remaining contractual life of those options was 7.9 years. At December 31, 2001, 2000 and 1999, the number of options exercisable under the Directors' Plan was 247,500, 240,000 and 75,000, respectively. The weighted-average exercise price of those options was $0.99, $0.93 and $2.61, respectively.

Consultants' Plan
-----------------
At December 31, 2001, the exercise price for all options granted under the Consultants' Plan was $0.47 to $3.00 and the weighted-average remaining contractual life of those options was 7.76 years. All options, granted under the Consultants' Plan, are exercisable at the time of grant. The weighted-average exercise price of those options was $1.38, $1.51 and $1.25 at December 31, 2001, 2000 and 1999, respectively. During 2000, in accordance with SFAS No. 123, the Company recorded compensation expense of $8,400 for options granted, based on the value of the services provided. The options granted during 1999 were in connection with certain equity issues, and as a result had no compensation expense.

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

          (amounts in thousands except per share data)   2001        2000        1999
                                                       --------   ---------   ---------
          Net loss - As reported                       $ (8,461)  $ (15,260)  $  (7,424)
                                                       ========   =========   =========
          Net loss - Pro forma                         $ (8,757)  $ (15,867)  $ (10,806)
                                                       ========   =========   =========
          Net loss per share - As reported             $  (0.40)  $   (0.72)  $   (0.63)
                                                       ========   =========   =========
          Net loss per share - Pro forma               $  (0.41)  $   (0.69)  $   (0.86)
                                                       ========   =========   =========
          Weighted average shares outstanding            22,509      18,356      12,516
                                                       ========   =========   =========

     The per share weighted average fair value of the ISO on the grant date in 2000 and 1999, was $0.34 and $2.29, respectively using the Black - Scholes option pricing model with the following weighted average assumptions:

                                                         2000        1999
                                                       --------   ---------
               Dividend yield                               0.0%        0.0%
                                                       ========   =========
               Risk-free interest rate                     5.79%       5.98%
                                                       ========   =========
               Expected volatility                          141%        167%
                                                       ========   =========
               Expected life (years)                       5.00        7.86
                                                       ========   =========

     The per share weighted average fair value of the Directors' Plan options on the grant date in 2000 and 1999 was $0.25 and $2.85, respectively using the Black - Scholes option pricing model with the following weighted average assumptions:

                                                         2000        1999
                                                       --------   ---------
               Dividend yield                               0.0%        0.0%
                                                       ========   =========
               Risk-free interest rate                     5.79%       6.10%
                                                       ========   =========
               Expected volatility                          141%        167%
                                                       ========   =========
               Expected life (years)                       1.00        2.72
                                                       ========   =========

(13) Related Party Transactions

     The Company paid $3,000 in 2001, $18,000 in 2000 and $45,000 in 1999 for accounting, tax and consulting services to a CPA firm in which a partner of the firm is a director of the Company.

     A Director of the Company is the President and Director of the company that owned all of the Company's Class C Convertible Preferred Stock which was converted to debt and to Class A Preferred Stock of the Company's subsidiary, Netplex Systems, Inc. (See Note 11).

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

     On December 28, 2001 the Company and DSA entered into a settlement agreement for dismissal of the lawsuits, with prejudice whereby the Company agreed to pay DSA $1,400,000 plus transfer its 125,000 shares of TAVEE stock it held for investment purposes which had a carrying value of $375,000. The Company agreed to pay (i) $900,000 on or before December 31, 2001 or $900,000 on or before March 31, 2002 plus interest from January 1, 2002, and (ii) $250,000 on each of June 30, 2002 and December 31, 2002. The Company did not pay the amount due on December 31, 2001.

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

(15) Employee Benefit Plans

     The Company has a 401(k) plan where all full time employees with over 1000 hours of service to the Company or its subsidiaries are eligible to participate. The Company matches one-half of the employees' voluntary contributions up to a maximum Company contribution of 5% of participants' salaries. The Company's contribution to the Plan during 2001, 2000 and 1999 was approximately $224,000, $456,000 and $406,000, respectively.

     The Company's CR subsidiary has a profit sharing plan for its employees whereby up to 10% of the employees salary can be contributed to the plan. The Company made no matching contributions to this plan during 2001, 2000 and 1999.

     The Company does not provide any post retirement or post employment benefits.

(16) Segment Information

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

     In 2001, the Company had three reportable segments after it initiated a new segment, Consultant Service Center ("CSC"), which included the migration of the Company's staffing business, within the Contractors Resources subsidiary. The Company's reportable segments are as follows:

     . Netplex Systems ("Systems") - technology consulting and information systems integration services that seek to help clients make efficient, cost-effective, and reliable use of their information technology systems. As discussed in Notes 1 and 3, management is entertaining offers for the operations of this segment (either in whole or in parts).

..    Contractors Resources - mybizoffice ("CR-MBO") - provides business infrastructure and advisory services for its membership of independent contractors, which allow members to maximize the freedom and wealth potential of the independent lifestyle while enjoying the benefits associated with full-time employment.

..    Contractors Resources - Consultant Service Center ("CR-CSC") - provides low-cost employment, payrolling, recruiting, and benefits provisioning for clients' contingent work force thereby enabling businesses to reduce consultant management costs and better position themselves to engage and work with their contingent work force.

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

The table below presents information about segments used by the chief operating decision-maker of Netplex as of and for the years ended December 31, 2001, 2000 and 1999.

       (amounts in thousands)      CR-MBO    CR-CSC      CR-Total      Systems      Total
     --------------------------------------------------------------------------------------
     2001:
     ----
     Revenues                    $  1,412   $  1,432    $  2,844     $ 18,501    $  21,345
     Gross profit                   1,152        177       1,329        8,129        9,458
     Segment EBITDA                                         (829)       2,014        1,185
                                                        -----------------------------------
     Total segment assets                                  2,361        5,888        8,249
     Discontinued assets                                                                --
     Unallocated assets                                                                438
                                                                                 ----------
     Total assets                                                                $   8,687
     --------------------------------------------------------------------------------------
     2000:
     ----
     Revenues                    $  1,539   $     --    $  1,539     $ 25,889    $  27,428
     Gross profit                   1,011         --       1,011        9,444       10,455
     Segment EBITDA                                       (3,953)         623       (3,330)
                                                        -----------------------------------
     Total segment assets                                  3,953       10,576       14,529
     Discontinued assets                                                             1,104
     Unallocated assets                                                              2,057
                                                                                 ----------
     Total assets                                                                $  17,690
     --------------------------------------------------------------------------------------
     1999:
     ----
     Revenues                    $  1,374   $     --    $  1,374     $ 30,037    $  31,411
     Gross profit                     976         --         976       10,176       11,152
     Segment EBITDA                                       (1,557)       3,818        2,261
                                                        -----------------------------------
     Total segment assets                                  5,193       13,089       18,282
     Discontinued assets                                                             3,634
     Unallocated assets                                                                746
                                                                                 ----------
     Total assets                                                                $  22,662
     --------------------------------------------------------------------------------------

Reconciliation of Segment EBITDA to Net Operating Loss:

                                                                    2001       2000       1999
                                                                  --------   --------   --------
          Segment EBITDA                                          $  1,185   $ (3,330)  $  2,261
          Unallocated corporate expenses                             7,104      8,120      5,542
          Restructure charges                                           --      1,512         --
          Depreciation, amortization & minority interest             2,479      1,831      1,550
          Interest expense, net                                        150         41        384
          Tax expense                                                   --         --         --
                                                                  --------   --------   --------
          Loss from continuing operations                           (8,548)   (14,834)    (5,215)
          (Loss) income from discontinued operations, net of tax        87       (939)    (2,209)
          Gain on disposal of discontinued operations                   --        513         --
                                                                  --------   --------   --------
          Net operating loss                                      $ (8,461)  $(15,260)  $ (7,424)
                                                                  ========   ========   ========