Form 10-Q
period 2002-03-31
NETPLEX GROUP INC
filed 2002-05-14
CIK 888028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     _______________________________________

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     _______________________________________

For the quarterly period ended March 31, 2002   Commission file number 001-11784

                             THE NETPLEX GROUP, INC.
                     ----------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                      11-2824578
----------------------------------          ------------------------------------
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

        ________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [_]

As of May 14, 2002, 23,050,360 shares of the issuer's Common Stock were outstanding.

                             THE NETPLEX GROUP, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

Part I.  Financial information

Item 1.  Financial statements and supplementary data

         a)   Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001                    3

         b)   Condensed Consolidated Statements of Operations for the Three Months ended
              March 31, 2002 and 2001                                                                             4

         c)   Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31,
              2002 and 2001                                                                                       5

         d)   Notes to Condensed Consolidated Financial Statements                                                6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                              12

Part II  Other Information                                                                                       12

Item 1.  Legal Proceedings                                                                                       12

Item 6.  Exhibits and Reports on Form 8-K                                                                        12

Signatures                                                                                                       13

Part I  Financial Information

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (IN THOUSANDS)

                                                                               (Unaudited)
                                                                                 March 31,      December 31,
                                      Assets                                       2002             2001
                                                                              --------------   --------------
Current assets:
    Cash and cash equivalents                                                 $          643   $        1,251
    Accounts receivable, net of allowance for doubtful accounts of $115 and
       $186, at March 31, 2002 and December 31, 2001, respectively                       458              399
    Prepaid expenses and other current assets                                            307              385
    Current assets of discontinued operations                                          1,598            2,146
                                                                              --------------   --------------
      Total current assets                                                             3,006            4,181
    Property and equipment, net                                                          466              579
    Other assets                                                                         121              157
    Goodwill, net                                                                        124              124
    Long-term assets of discontinued operations                                        3,428            3,646
                                                                              --------------   --------------
      Total assets                                                            $        7,145   $        8,687
                                                                              ==============   ==============
                       Liabilities and Stockholders' Equity

Current liabilities:
    Line of credit                                                            $           17   $          128
    Accounts payable                                                                   2,876            2,156
    Accrued compensation and other accrued expenses                                    3,874            4,676
    Accrued litigation settlements                                                     1,510            1,510
    Capital lease obligation, current portion                                             88              108
    Note payable, current portion                                                      1,024            1,062
    Other current liabilities                                                            154              211
    Current liabilities of discontinued operations                                     2,574            3,054
                                                                              --------------   --------------
      Total current liabilities                                                       12,117           12,905
    Capital lease obligations long-term, net of current portion                            2                2
    Note payable, net of current portion                                                 825              825
                                                                              --------------   --------------
      Total liabilities                                                               12,944           13,732
                                                                              --------------   --------------

Commitments and contingencies
Minority interest in subsidiary                                                        1,000            1,000
                                                                              --------------   --------------
Stockholders' equity
Preferred Stock:
    Class A Cumulative, $.01 par value, liquidation preference of $4.00 per share for 2001 and 2000; 2,000,000 shares authorized, 80,597 shares
    issued and outstanding at March 31, 2002 and December 31, 2001                         1                1
    Class D Cumulative, $.01 par value; liquidation preference of $5,000 per share; 10,000 shares authorized; 1,324 and outstanding at March 31,
    2002 and December 31, 2001                                                             1                1
    Class E Cumulative, $.01 par value; liquidation preference of $1,000 per share; 3,000 shares authorized, issued and outstanding at March 31,
    2002 and December 31, 2001                                                             1                1
    Common Stock: $.001 par value, 100,000,000 shares authorized,
    23,050,360 shares issued and outstanding at March 31, 2002 and December
    31, 2001, respectively                                                                23               23
Additional paid in capital                                                            32,527           32,583
Accumulated deficit                                                                  (39,352)         (38,654)
                                                                              --------------   --------------
      Total stockholders' equity                                                      (6,799)          (6,045)
                                                                              --------------   --------------
      Total liabilities and stockholders' equity                              $        7,145   $        8,687
                                                                              ==============   ==============

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          Three Months Ended
                                                                              March 31,
                                                                           2002         2001
                                                                        ----------   ----------
                                                                             (Unaudited)
           Revenue                                                     $      600  $       409

           Cost of revenues                                                   287           76
                                                                        ---------    ---------

           Gross profit                                                       313          333
                                                                        ---------    ---------

           Selling, general and administrative expenses                       986        1,606
                                                                        ---------    ---------

              Operating loss                                                 (673)      (1,273)

           Interest (expense) income, net                                     (59)           9
                                                                        ---------    ---------

           Net loss before income taxes                                      (732)      (1,264)

           Provision for income taxes                                          --           --
                                                                        ---------    ---------

           Loss from continuing operations before minority interest          (732)      (1,264)

           Minority interest                                                   --           --
                                                                        ---------    ---------

           Loss from continuing operations                                   (732)      (1,264)

           Income (loss) from discontinued operations (net of income
              taxes)                                                           34         (162)
                                                                        ---------    ---------

                Net loss                                                     (698)      (1,426)

           Preferred Stock dividend                                           (56)        (219)
                                                                        ---------    ---------

           Loss applicable to common shareholders                      $     (754) $    (1,645)
                                                                        =========    =========

           Basic and diluted loss per common share:
              Continuing operations                                    $    (0.03) $     (0.07)
              Discontinued operations                                          --        (0.01)
                                                                        ---------    ---------
              Total                                                    $    (0.03) $     (0.08)
                                                                        =========    =========

           Weighted average common shares outstanding:
                Basic and diluted                                          23,050       21,200
                                                                        =========    =========

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           Three Months Ended
                                                               March 31,
                                                           2002          2001
                                                        ---------     ---------
                                                              (Unaudited)

Net cash used in operating activities                   $    (815)    $  (1,710)
                                                        ---------     ---------

Net cash provided by discontinued operations                  320           358
                                                        ---------     ---------

Investing activities:
  Purchases of property and equipment                          --            (3)
  Other                                                        36            --
                                                        ---------     ---------
Net cash provided by (used in) investing activities            36            (3)
                                                        ---------     ---------

Financing activities:
  Net borrowings on line of credit                           (111)         (151)
  Repayment of note payable                                   (38)           --
                                                        ---------     ---------
Net cash used in financing activities                        (149)         (151)
                                                        ---------     ---------

Decrease in cash and cash equivalents                        (608)       (1,506)

Cash and equivalents at beginning of period                 1,251         3,813
                                                        ---------     ---------

Cash and equivalents at end of period                   $     643     $   2,307
                                                        =========     =========

Supplemental information:
Cash paid during the period for:
Interest                                                $      88     $      59
                                                        =========     =========
Income taxes                                            $      --     $      --
                                                        =========     =========

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

The accompanying unaudited condensed consolidated financial statements of The Netplex Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of the results that may be expected for the full year.

Note A -- Basis of Presentation

The accompanying financial statements include the accounts of The Netplex Group, Inc. and its subsidiaries. All material intercompany transactions were eliminated in consolidation.

The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of March 31, 2002, the Company has a stockholders' deficit of approximately $6.8 million and a working capital deficit of approximately $9.1 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

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

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary. At this time, management has chosen to not pursue the rights offering further, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). In March 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business for approximately $6.0 million in cash, subject to several conditions to closing, including due diligence and entering into purchase and sale agreements and employment agreements with key individuals in this business. As a result of the continued weakness in the economic climate and its effect on the operations of our retail business, the cash offering price in the non-binding letter of intent was reduced from $6.0 million to $4.3 million in May 2002. While management is optimistic that this transaction will close by the end of May, no assurances can be given at this time that the Company will be able to close on this sale or one with other potential buyers. In addition, the Company continues to entertain offers for the remaining businesses within its Netplex Systems business.

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

Revenue from consulting service contracts in the Company's MyBizOffice segment is recognized as the fees (net revenue) it charges to its members for providing its back office services as these services are provided. Gross billings generated by MyBizOffice segment operations for the three month period ended March 31, 2002 and 2001 were $6.7 million and $10.1 million, respectively.

The Company recognizes revenue in its Consultant Service Center segment based on the gross amount billed to the customer derived from the hours worked and the contractual rate applied to those hours. This policy is consistent with the guidance provided by EITF 99-19 considering the Company has credit risk for the gross amounts of each transaction and can assert certain rights over the activities of each consultant.

The Company amortized goodwill recognized prior to July 1, 2001, until January 1, 2002. Effective January 1, 2002, in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets, goodwill is no longer subject to amortization. The Company plans to complete a transitional fair value based impairment test of goodwill as of June 30, 2002 and to determine whether goodwill has suffered any impairment.

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

Note B -- Discontinued Operations

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary. In January 2002 management made the decision to not pursue the rights offering, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). On March 26, 2002, the Company entered into non-binding letter of intent to sell the net assets totaling approximately $2.0 million of its retail consulting business for approximately $6.0 million in cash, subject to several conditions to closing, including due diligence and entering into purchase and sale agreements and employment agreements with key individuals in this business. As a result of the continued weakness in the economic climate and its effect on the operations of our retail business, the cash offering price in the non-binding letter of intent was reduced from $6.0 million to $4.3 million in May 2002. Management expects that this pending transaction will close in 2002. The Company continues to pursue the sale of the remaining portions of Netplex Systems and although it is difficult to predict, the Company expects to complete the sales within the 12 months subsequent to the measurement date. In accordance with the Statement of Financial Accounting Standard No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations and the net assets of Netplex Systems have been classified as discontinued operations as of March 31, 2002 and prior periods have been restated. The major classes of assets and liabilities and amounts of revenue and pretax profit or loss reported in discontinued operations of Netplex Systems are as follows as of March 31,:

                                               2002       2001
                                            ---------------------
                    (amounts in thousands)
                 Accounts receivable         $  1,563   $  4,478
                 Fixed assets, net                403        842
                 Goodwill                       2,358      2,743
                 Other Intangibles                789      1,231
                 Accrued compensation             694      1,286
                 Other liabilities           $  1,880   $  3,444

                 Revenue                     $  2,964   $  7,173
                 Pretax income (loss)        $    131   $   (249)

The Company believes Netplex Systems will not generate future operating losses prior to disposal.

Note D -- Financing

The Company's subsidiary, Netplex Systems, Inc. ("Systems") is a party to a Commercial Revolving Loan, Demand Loan and Security Agreement ("Revolving Loan") with American Commercial Finance Corporation ("Lender") which expires on March 31, 2003. Under the Revolving Loan, Systems can borrow an amount equal to 80% of eligible accounts receivable as defined in the agreement, up to $3.0 million. The Revolving Loan bears interest at the prime rate plus 1.75% (6.5% as of March 31, 2002) and is secured by (i) System's , the Company's and each of the Company's subsidiaries' assets, (ii) a $400,000 guaranty from a shareholder, Waterside Capital (the "Guaranty") and (iii) fidelity guaranties from two of the Company's officers. As of March 31, 2002 the balance outstanding on the Revolving Loan was approximately $884,000. The balance outstanding under this facility is allocated to continuing and discontinued operations based upon their relative contribution to the underlying borrowing base.

Note E -- Earnings (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the relevant periods. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the relevant periods. For the three months ended March 31, 2002 and 2001, the assumed exercise of the Company's outstanding stock options and warrants, Convertible Preferred Stock and contingently issuable shares in connection with certain business combinations would be anti-dilutive. These currently anti-dilutive outstanding stock options and warrants, Convertible Preferred Stock, and contingently issuable shares, combined, total approximately 100,234,000 and 93,612,000 shares outstanding at the three months ended March 31, 2002 and 2001, respectively.

The Company does not have enough shares of common stock authorized to be issued if all of the preferred shareholders and holders of prepaid warrants convert. Currently, the Company is negotiating with certain of its holders to reduce the number of common shares to which these convert, however no assurances can be made that these negotiations will be successful.

Note F -- Segment Information

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

The Company has two reportable segments after the reclassification of the Netplex Systems segment as a discontinued operation. All prior year's revenue, cost of services and operating expenses have been restated to reflect this reclassification. The Company's reportable segments are as follows:

     . MyBizOffice ("MBO") - provides business infrastructure and advisory services for its membership of independent contractors, which allow members to maximize the freedom and wealth potential of the independent lifestyle while enjoying the benefits associated with full-time employment.

     . Consultant Service Center ("CSC") - provides low-cost employment, payrolling, recruiting, and benefits provisioning for clients' contingent work force thereby enabling businesses to reduce consultant management costs and better position themselves to engage and work with their contingent work force.

The Company's accounting policies for these segments are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company's annual report on Form 10-K for the fiscal year ended December

31, 2001 and Note A, above, except that operating expenses, interest expense and income tax expense are not allocated to each segment. In addition, the Company evaluates the performance of its segments and allocates resources based on gross margin. Inter-segment revenues are immaterial.

The table below presents information about segments used by the chief operating decision-maker of the Company as of and for the three months ended March 31, 2002 and 2001:

                                                                       Segment
                                                  MBO       CSC         Total
                                               --------   --------   ----------
                    2002 - Three months:
                    Revenues                   $    292   $    308   $      600
                    Gross profit                    266         47          313
                    2001 - Three months:
                    Revenues                   $    409   $     --   $      409
                    Gross profit                    333         --          333

                    Total assets:
                    ------------
                    March 31, 2002:
                    Continuing                 $  1,410   $    186   $    1,596
                    Discontinued                                          5,026
                    Unallocated                                             523
                                                                     ----------
                    Total                                            $    7,145
                                                                     ----------
                    March 31, 2001:
                    Continuing                 $  3,124   $     --   $    3,124
                    Discontinued                                         10,120
                    Unallocated                                           1,772
                                                                     ----------
                    Total                                            $   15,016
                                                                     ----------

Reconciliation of Gross Profit to Net Operating Loss:

                                                                        Three Months Ended
                                                                             March 31,
                                                                         2002       2001
                                                                      ---------  ----------
            Gross profit                                              $     313  $      333
            CR operating expenses                                           670       1,282
            Unallocated corporate expenses                                  316         324
            Interest (expense) income, net                                   59          (9)
            Tax expense                                                      --          --
                                                                      ---------  ----------
            Loss from continuing operations                                (732)     (1,264)
            Income (loss) from discontinued operations, net of tax           34        (162)
                                                                      ---------  ----------
            Net operating loss                                        $    (698) $   (1,426)
                                                                      =========  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Information

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report constitute "forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's operating losses, uncertainty concerning its ability to obtain funding to expand and improve its business, the variance in the timing of the Company's revenues and the introduction and market acceptance of its services, the Company's dependence on the continued services of its Chairman and Chief Executive Officer, the competitive and rapidly changing nature of the Company's business, the Company's ability to remain competitive and respond to changes in the industry as well as manage its growth, the significant volatility of the Company's stock price, uncertainty regarding the Company's liability for violations committed by the consultants it employs, the Company's ability to satisfy guarantees made to its customers, uncertainty regarding the dilutive impact of conversion and exercise of the Company's outstanding preferred stock and warrants on its shareholders and the impact on its stock price, the risks set forth in the Company's amended Registration Statement on Form S-3 filed on Form S-1 as filed with the Securities and Exchange Commission on August 8, 2000 and risk factors listed from time to time in subsequent filings.

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

Results of Operations:

Three months ended March 31, 2002 compared to the three months ended March 31, 2001:

Revenue for the three months ended March 31, 2002 increased $0.2 million or 46.7% to $0.6 million as compared to $0.4 million for the same period in 2001. In the second quarter of 2001, the Company initiated a new reportable segment, CSC, which included the migration of the Company's staffing business. Approximately $0.3 million of the increase in revenue is attributed to this new segment and was partially offset by a $0.1 million decrease in MyBizOffice ("MBO") segment revenue.

Revenue from consulting service contracts in the Company's MBO segment is recognized as the fees (net revenue) it charges to its members for providing its back office services as these services are provided. Gross billings, revenue and average fee percentage for the three month period ended March 31, 2002 is as follows:

                                         March 31,       March 31,
                                           2002            2001
                                        -----------    -------------
        Gross Billings                     $ 6.7            $10.1
        Revenue (net basis)                $ 0.3            $ 0.4
        Revenue % of Gross Billings          4.9%             4.2%

The Company believes the weakened U.S. economic conditions commencing in the fourth quarter of 2001 caused many of its customers to contract its contingent workforce in an effort to avoid or decrease the amount of internal downsizing required. This contraction caused numerous MyBizOffice members to seek new assignments which inherently resulted in varying periods of non-billing.

Gross profit for the three months ended March 31, 2002 remained relatively unchanged from the comparable period in 2001 while the gross profit margin decreased from 81.4% in the three month period ended March 31, 2001 to 52.2% in the three month period ended March 31, 2002. This decline is primarily attributed to the lower margin business activity from the new CSC segment coupled with an approximate 20% volume decrease in the higher margin MBO segment. The gross profit and gross profit margins by segment were as follows:

                                          March 31,      March 31,
                                            2002           2001
                                         -----------    -----------
                  Gross Profit:
                     MBO                     $   266        $   333
                     CSC                          47             --
                                         -----------    -----------
                       Total                 $   313        $   333
                                         ===========    ===========
                  Gross Margin

                     MBO                        91.0%          81.4%
                     CSC                        15.2%            --
                                         -----------    -----------
                       Total                    52.2%          81.4%
                                         ===========    ===========

Contractors Resources operating expenses include sales and marketing, facility, administration, IT and financial services. These operating expenses for the three month period ended March 31, 2002 decreased $0.6 million or 47.8% to $0.7 million from $1.3 million for the same period of 2001. Approximately, $0.4 million of this decrease resulted from the staff reductions (18 employees) implemented in 2001 and $0.1 million resulted from the termination of leases associated with the consolidation of office space in 2001.

Corporate expense includes the salaries and associated benefits of the Chief executive and financial officers in addition to the cost of professional services associated with the management of a public company. These corporate expenses for the three months ended March 31, 2002 were $0.3 million, relatively unchanged from the comparable period in 2001.

Loss from continuing operations before interest and income taxes for the three months ended March 31, 2002 was $0.7 million as compared to a loss of $1.3 million for the same period of 2001, a decline in the loss before interest and taxes of $0.6 million or 47.2%. The components of this decline are discussed above.

Income from discontinued operations for the three month period ended March 31, 2002 was approximately $34,000 compared to a loss of approximately $162,000 million for the same period in 2001. This $196,000 change is primarily attributed to the reduction in the sales and marketing expenses associated with these operations. See Note B to the financial statements for a description of the discontinued operations.

No provision for income taxes was required for the three months ended March 31, 2002 or 2001 due to the generation of net losses.

Net loss for the three months ended March 31, 2002 was $0.7 million compared to $1.6 million in the same period of 2001, an decrease in net loss of $0.9 million. The components of this decrease in net loss are discussed above.

Liquidity and Capital Resources:

At March 31, 2002, the Company had cash and cash equivalents of $0.6 million.

In the three months ended March 31, 2002 the Company's cash and cash equivalents decreased by $0.6 million which was primarily attributed to the $0.6 million loss for the period.

The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of March 31, 2002, the Company has a stockholders' deficit of approximately $6.8 million and a working capital deficit of approximately $9.1 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

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

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary. At this time, management has chosen to not pursue the rights offering further, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). In March 2002, the Company entered into non-binding letter of intent to sell the net assets totaling approximately $2.0 million of its retail consulting business for approximately $6.0 million in cash, subject to several conditions to closing, including due diligence and entering into purchase and sale agreements and employment agreements with key individuals in this business. As a result of the continued weakness in the economic climate and its effect on the operations of our retail business, the cash offering price in the non-binding letter of intent was reduced from $6.0 million to $4.3 million in May 2002. While management is optimistic that this transaction will close by the end of May, no assurances can be given at this time that the Company will be able to close on this sale or one with other potential buyers. In addition, the Company continues to entertain offers for the remaining businesses within its Netplex Systems business.

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

On May 4, 2001, the Company's subsidiary, Netplex Systems, Inc. ("Systems") entered into a Commercial Revolving Loan, Demand Loan and Security Agreement ("Revolving Loan") with American Commercial Finance Corporation ("Lender") which expires on March 31, 2003. This Revolving Loan replaced the pre-existing bank line of credit which was operating under a Forebearance Agreement. Under the Revolving Loan, Systems can borrow an amount equal to 80% of eligible accounts receivable as defined in the agreement, up to $3.0 million. The Revolving Loan bears interest at the prime rate plus 1.75% and is secured by (i) System's, the Company's and each of the Company's subsidiaries' assets, (ii) a $400,000 guaranty from a shareholder, Waterside Capital (the "Guaranty") and (iii) fidelity guaranties from two of the Company's officers.

At March 31, 2002, there were approximately $216,000 of accrued dividends on the Company's Class A, D and E Preferred Stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item. The Company's obligations under its line of credit are short-term in nature with an interest rate that approximates the market rate.

Part II  Other Information

Item 1.  Legal Proceedings

For a description of certain legal proceedings affecting the Company, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11784). There have been no subsequent material developments in such legal proceedings since such report was filed.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     During the fiscal quarter ended March 31, 2002, the Company filed no reports on Form 8-K.

SIGNATURE
---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE NETPLEX GROUP, INC.
                                              (Registrant)


DATE:    May 14, 2002                         /s/ Gene M. Zaino
                                              ---------------------------------
                                              Gene M. Zaino
                                              Chairman of the Board
                                              (Principal Executive Officer)

DATE:    May 14, 2002                         /s/ Peter J. Russo
                                              ---------------------------------
                                              Peter J. Russo
                                              Executive Vice President and Chief
                                              Financial Officer (Principal
                                              Financial Officer)