Form 10-Q
period 2002-06-30
NETPLEX GROUP INC
filed 2002-08-14
CIK 888028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
             --------------------------------------------------------
For the quarterly period ended                  Commission file number 001-11784
        June 30, 2002


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


                                  (703) 716-4777
                  ---------------------------------------------
                 (Registrant's telephone number, including area
                                      code)

          -------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No [ ]

As of August 14, 2002, 23,050,360 shares of the issuer's Common Stock were outstanding.

                             THE NETPLEX GROUP, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX


Part I.  Financial information

Item 1.  Financial statements and supplementary data

         a)   Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001                     3

         b)   Condensed Consolidated Statements of Operations for the Three and Six Months ended
              June 30, 2002 and 2001                                                                              4

         c)   Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30,
              2002 and 2001                                                                                       5

         d)   Notes to Condensed Consolidated Financial Statements                                                6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                              17

Part II  Other Information                                                                                       17

Item 1.  Legal Proceedings                                                                                       17

Item 5.  Other Information                                                                                       17

Item 6.  Exhibits and Reports on Form 8-K                                                                        17

Signatures                                                                                                       18


Part I   Financial Information

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                (Unaudited)
                                                                                  June 30,      December 31,
                                      Assets                                        2002            2001
                                                                                ------------    -------------
Current assets:
    Cash and cash equivalents                                                   $      1,824    %       1,251
    Accounts receivable, net of allowance for doubtful accounts of $68 and
       $186, at June 30, 2002 and December 31, 2001, respectively                        221              399
    Prepaid expenses and other current assets                                            324              385
    Current assets of discontinued operations                                          1,945            2,146
                                                                                ------------    -------------
      Total current assets                                                             4,314            4,181
    Property and equipment, net                                                          352              579
    Other assets                                                                         200              157
    Goodwill, net                                                                        124              124
    Long-term assets of discontinued operations                                        1,063            3,646
                                                                                ------------    -------------
      Total assets                                                              $      6,053    $       8,687
                                                                                ============    =============
                       Liabilities and Stockholders' Equity

Current liabilities:
    Line of credit                                                              $         --    $         128
    Accounts payable                                                                   1,942            2,264
    Accrued compensation and other accrued expenses                                    3,705            4,676
    Accrued litigation settlements                                                        65            1,510
    Capital lease obligation, current portion                                             67              109
    Note payable, current portion                                                         60            1,062
    Other current liabilities                                                            105              102
    Current liabilities of discontinued operations                                     2,301            3,054
                                                                                ------------    -------------
      Total current liabilities                                                        8,245           12,905
    Capital lease obligations long-term, net of current portion                            2                2
    Note payable, net of current portion                                               2,071              825
                                                                                ------------    -------------
      Total liabilities                                                               10,318           13,732
                                                                                ------------    -------------
Commitments and contingencies
Minority interest in subsidiary                                                           --            1,000
                                                                                ------------    -------------
Stockholders' equity
Preferred Stock:
    Class A Cumulative, $.01 par value, liquidation preference of $4.00 per share for 2001 and 2000; 2,000,000 shares authorized, 80,597 shares
    issued and outstanding at June 30, 2002 and December 31, 2001                          1                1
    Class D Cumulative, $.01 par value; liquidation preference of $5,000 per share; 10,000 shares authorized; 1,324 and outstanding at June 30,
    2002 and December 31, 2001                                                             1                1
    Class E Cumulative, $.01 par value; liquidation preference of $1,000 per share; 3,000 shares authorized, issued and outstanding at June 30,
    2002 and December 31, 2001                                                             1                1
    Common Stock: $.001 par value, 100,000,000 shares authorized,
    23,050,360 shares issued and outstanding at June 30, 2002 and December
    31, 2001, respectively                                                                23               23
Additional paid in capital                                                            32,969           32,583
Accumulated deficit                                                                  (37,260)         (38,654)
                                                                                ------------    -------------
      Total stockholders' equity                                                      (4,265)          (6,045)
                                                                                ------------    -------------
      Total liabilities and stockholders' equity                                $      6,053    $       8,687
                                                                                ============    =============

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Three Months Ended      Six Months Ended
                                                                              June 30,               June 30,
                                                                         2002        2001        2002        2001
                                                                       ---------   ---------   ---------   --------
                                                                             (Unaudited)             (Unaudited)

      Revenue                                                          $     578   $     935   $   1,178   $  1,344
      Cost of revenues                                                       300         575         587        652
                                                                       ---------   ---------   ---------   --------
         Gross profit                                                        278         360         591        692
                                                                       ---------   ---------   ---------   --------
      Selling, general and administrative expenses                           895       1,737       1,881      3,342
                                                                       ---------   ---------   ---------   --------
         Operating loss                                                    (617)     (1,377)     (1,290)    (2,650)
      Interest (expense) income, net                                        (33)          10        (92)         18
                                                                       ---------   ---------   ---------   --------
         Net loss before income taxes                                      (650)     (1,367)     (1,382)    (2,632)
      Provision for income taxes                                              --          --          --         --
                                                                       ---------   ---------   ---------   --------
         Loss from continuing operations before extraordinary items        (650)     (1,367)     (1,382)    (2,632)
      Income (loss) from discontinued operations (net of income
         taxes)                                                              457       (824)         491      (986)
      Gain on sale of discontinued operation (net of income taxes)         1,579          --       1,579         --
                                                                       ---------   ---------   ---------   --------
         Income (loss) before extraordinary gain                           1,386     (2,191)         688    (3,618)
                                                                       ---------   ---------   ---------   --------
      Extraordinary gains, net of income taxes                               707          --         707         --
                                                                       ---------   ---------   ---------   --------
         Net income (loss)                                                 2,093     (2,191)       1,395    (3,618)
      Preferred Stock dividend                                              (58)       (223)       (114)      (442)
                                                                       ---------   ---------   ---------   --------
         Income (loss) applicable to common shareholders               $   2,035   $ (2,414)   $   1,281   $(4,060)
                                                                       =========   =========   =========   ========

      Basic earnings (loss) per common share:
         Continuing operations                                         $  (0.03)   $  (0.07)   $  (0.07)   $ (0.14)
         Discontinued operations                                           0.09       (0.04)       0.09      (0.04)
         Extraordinary items, net of tax                                   0.03           --       0.03          --
                                                                       =========   =========   =========   ========
         Total                                                         $   0.09    $  (0.11)   $   0.06    $ (0.18)
                                                                       =========   =========   =========   ========

      Diluted earnings (loss) per common share:
         Continuing operations                                         $  (0.01)   $  (0.07)   $  (0.02)   $ (0.14)
         Discontinued operations                                           0.02       (0.04)       0.02      (0.04)
         Extraordinary items, net of tax                                   0.01           --       0.01          --
                                                                       =========   =========   =========   ========
         Total                                                         $   0.02    $  (0.11)   $   0.01    $ (0.18)
                                                                       =========   =========   =========   ========

      Weighted average common shares outstanding:
           Basic                                                          23,050      22,709      23,050     21,959
                                                                       =========   =========   =========   ========
           Diluted                                                        92,973      22,709      92,973     21,959
                                                                       =========   =========   =========   ========

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                Six Months Ended
                                                                    June 30,

                                                                 2002        2001
                                                              ---------    ---------
                                                                  (Unaudited)

Net cash used in operating activities                         $  (2,569)    $ (3,281)
                                                              ---------    ---------
Net cash provided by (used in) discontinued operations             (199)        1,367
                                                              ---------    ---------
Investing activities:
  Proceeds from sale of Retail Division                           4,300           --
  Purchases of property and equipment                                --        (381)
  Other                                                             (43)          390
                                                              ---------    ---------
Net cash provided by investing activities                         4,257            9
                                                              ---------    ---------
Financing activities:
  Net borrowings on line of credit                                 (128)        (195)
  Repayment of notes payable                                       (788)           --
                                                              ---------    ---------
Net cash used in financing activities                              (916)        (195)
                                                              ---------    ---------

Decrease in cash and cash equivalents                               573      (2,100)

Cash and equivalents at beginning of period                       1,251        3,813
                                                              ---------    ---------

Cash and equivalents at end of period                         $   1,824    $   1,713
                                                              =========    =========

Supplemental information:
Cash paid during the period for:
     Interest                                                 $      98    $     118
                                                              =========    =========
     Income taxes                                             $      --    $      --
                                                              =========    =========

Restructure of equity/debt:
   Minority Interest in Subsidiary                            $  (1,000)   $      --
   Note Payable                                                     500           --
   Preferred Stock                                                  500           --
                                                              ---------    ---------
                                                              $      --    $      --
                                                              =========    =========
Extraordinary Item - debt forgiveness:
   Obligations related to acquisition                         $     363    $      --
   Litigation settlements                                            20           --
   Lease obligations                                                324           --
                                                              ---------    ---------
                                                              $     707    $      --
                                                              =========    =========

          See accompanying notes to consolidated financial statements.

                    THE NETPLEX GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

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

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of the results that may be expected for the full year.

Note A -- Basis of Presentation

The accompanying financial statements include the accounts of The Netplex Group, Inc. and its subsidiaries. All material intercompany transactions were eliminated in consolidation.

The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of June 30, 2002, the Company has a stockholders' deficit of approximately $4.3 million and a working capital deficit of approximately $3.9 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

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

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary. Management chose to not pursue the rights offering further, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). In March 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business. On May 15, 2002, the Company consummated the transaction pursuant to an Asset Purchase Agreement by and between the Company and CGI Information Systems & Management Consultants, Inc. ("CGI"). Under the terms of the Asset Purchase Agreement, CGI has acquired the net assets associated with the Retail Practice Division as of April 26, 2002 from the Company for $4.3 million in cash. The Company recorded a gain from this sale in the second quarter of 2002 of approximately $1.6 million.

Concurrent with the sale of the net assets of the Retail Practices Division to CGI, the Company entered into a Workout and Collateral Release Agreement with Waterside Capital Corporation ("Waterside") whereby Waterside:

(1) agreed to release its security interest in the assets of the Retail Practices Division,

(2) agreed to exchange 500 shares of Netplex Systems, Inc. Series A Preferred Stock bearing an annual dividend rate of 10% for a Secured Commercial Note for $500,000 from The Netplex Group, Inc. bearing an annual interest rate of 9%,

(3) agreed to exchange 500 shares of Netplex Systems, Inc. Series A Preferred Stock bearing an annual dividend rate of 10% for 500 shares of The Netplex Group, Inc.'s Preferred Stock bearing an annual dividend rate of 9%, and

(4) received approximately $341,000 of the sales proceeds to be applied to dividends, principle and interest due associated with the Netplex Systems, Inc. Series A Preferred Stock and notes payable by both Netplex Systems, Inc. and The Netplex Group, Inc.

In addition, the Company continues to entertain offers for the remaining businesses within its Netplex Systems business.

The Company restructured certain of its obligations and liabilities during the second quarter of 2002 which resulted in an $0.7 million extraordinary gain for the period, net of income taxes. The extraordinary items included the extinguishment of $0.3 million of rent liabilities related to excess office space and the reduction of $0.4 million of obligations associated with the acquisition of the PSS Group, Inc. in 1998. There was no income tax charges associated with these extraordinary gains as they were offset in their entirety by the Company's net operating losses. Additionally, the Company restructured its $1.4 million litigation settlement debt, $1.1 million of which was currently due and $0.3 million which was payable December 31, 2002, as follows:

  o  Payment of $505,000 million cash in May 2002;

  o Commitment to pay 20% of the proceeds, in excess of $2.0 million, from the sale of the Systems Integration Division of Netplex Systems, Inc. (included in discontinued operations); and

  o Commitment to pay an additional payment if on or before May 23, 2007, the proceeds received either from the sale of the Company, or the reported market capitalization of the Company for any consecutive five-day period, exceeds $20.0 million, then commensurate with such sale or within thirty days of attaining such market capitalization, as the case may be, Netplex shall pay an amount equal to the lesser of (i) such excess or (ii) $895,000. The Company reclassified $895,000 of the litigations settlement as a long term debt as of June 30, 2002.

Management intends to focus on improving the operations of its Contractors Resources business by growing both its business to consumer service ("Member Services") and its business to business service ("Business Services") offerings. Critical to the success of these operations is the Company's ability to continue to attract members to the Member Services segment and to grow the Business Services segment by obtaining contracts and master agreements with employers who contract with large numbers of independent consultants.

Revenue from consulting service contracts in the Company's Member Services segment is recognized as the fees (net revenue) it charges to its members for providing its back office services as these services are provided. Gross billings generated by Member Services segment operations for the three and six month periods ended June 30, 2002 were $6.2 million and $12.9 million, respectively and for the three and six month periods ended June 30, 2001 were $9.6 million and $19.8 million, respectively.

The Company recognizes revenue in its Business Services segment based on the gross amount billed to the customer derived from the hours worked and the contractual rate applied to those hours. This policy is consistent with the guidance provided by EITF 99-19 considering the Company has credit risk for the gross amounts of each transaction and can assert certain rights over the activities of each consultant.

The Company amortized goodwill recognized prior to July 1, 2001, until January 1, 2002. Effective January 1, 2002, in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets, goodwill is no longer subject to amortization. The Company completed a transitional fair value based impairment test of goodwill and determined that goodwill has not suffered any impairment.

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

Note B -- Discontinued Operations

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary. In January 2002 management made the decision to not pursue the rights offering, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). In March 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business. On May 15, 2002, The Netplex Group, Inc. (the "Company") consummated the transaction pursuant to an Asset Purchase Agreement by and between the Company and CGI Information Systems & Management Consultants, Inc. ("CGI"). Under the terms of the Asset Purchase Agreement, CGI has acquired the net assets associated with the Retail Practice Division as of April 26, 2002 from the Company for $4.3 million in cash. The Company recorded a gain from this sale in the second quarter of 2002 of approximately $1.6 million.

In addition, the Company continues to entertain offers for the remaining businesses within its Netplex Systems business.

In accordance with the Statement of Financial Accounting Standard No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations and the net assets of Netplex Systems have been classified as discontinued operations as of June 30, 2002 and prior periods have been restated. The major classes of assets and liabilities as of June 30, 2002 and 2001 and amounts of revenue and pretax profit or loss for the three and six months ended June 30, 2002 and 2001 reported in discontinued operations of Netplex Systems are as follows:


                                                           2002          2001
                                                        ------------------------
                             (amounts in thousands)
      Accounts receivable                               $    1,918    $    2,515
      Fixed assets, net                                 $       33    $      720
      Goodwill                                          $    1,026    $    2,679
      Other Intangibles                                 $       --    $    1,084
      Accrued compensation                              $      311    $    1,198
      Other liabilities                                 $    1,990    $    2,010

      Three months:
      Revenue                                           $    3,081    $    4,314
      Pretax income (loss)                              $      457    $     (824)

      Six months:
      Revenue                                           $    6,045    $   12,540
      Pretax income (loss)                              $      491    $     (986)


      The discontinued revenue and pretax profit applicable to the Retail Practices Division which was sold on May 15, 2002 is as follows:


                                                           2002          2001
                                                        ------------------------
                             (amounts in thousands)
      Three months:
      Revenue                                           $      527    $    2,655
      Pretax income (loss)                              $       51    $     (537)

      Six months:
      Revenue                                           $    1,948    $    6,117
      Pretax income (loss)                              $       81    $     (786)

      The Company believes Netplex Systems will not generate future operating losses prior to disposal.


Note D -- Financing

The Company's subsidiary, Netplex Systems, Inc. ("Systems") is a party to a Commercial Revolving Loan, Demand Loan and Security Agreement ("Revolving Loan") with American Commercial Finance Corporation ("Lender") which expires on March 31, 2003. Under the Revolving Loan, Systems can borrow an amount equal to 80% of eligible accounts receivable as defined in the agreement, up to $3.0 million. . The Revolving Loan bears interest at the prime rate plus 1.75% (6.5% as of June 30, 2002) and is secured by (i) System's , the Company's and each of the Company's subsidiaries' assets, (ii) a $400,000 guaranty from a shareholder, Waterside Capital (the "Guaranty") and (iii) fidelity guaranties from two of the Company's officers. On May 15, 2002, the Lender released the Guaranty. On June 1, 2002, Systems and the Lender executed the First Amendment to the Commercial Revolving Loan and Security Agreement whereby the maximum principal amount was adjusted from $3.0 million to $1.0 million. As of June 30, 2002 the balance outstanding on the Revolving Loan was approximately $675,000, all of which is classified as discontinued operations. In July, the Company paid off the remaining balance of the Revolving Loan and the line of credit was closed.

Note E -- Earnings (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the relevant periods. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the relevant periods. For the three months ended June 30, 2001, the assumed exercise of the Company's outstanding stock options and warrants, Convertible Preferred Stock and contingently issuable shares in connection with certain business combinations would be anti-dilutive. The anti-dilutive outstanding stock options and warrants, Convertible Preferred Stock, and contingently issuable shares, combined, total approximately 77,666,595 and 76,916,183 shares outstanding at the three and six months ended June 30, 2001, respectively.

The computation of the numerator and denominator in the basic and dilutive earnings per share calculation for the three and six month period ended June 30, 2002 is as follows:

                                                            Three Months       Six Months
                                                            Ended June 30,    Ended June 30,
                                                                2002              2002
                                                           --------------------------------
Numerator:
Basic income applicable to common shareholders               $     2,035      $     1,281
Add: Preferred Stock dividends                                        58              114
                                                             ----------------------------
Diluted income applicable to common shareholders             $     2,093      $     1,395
                                                             ============================
Denominator:
Basic earnings per share - weighted average shares            23,050,360       23,050,360
Exercise of stock options and warrants                                --               --
Conversion of preferred shares                                 8,481,100        8,481,100
Conversion of prepaid warrants                                61,441,507       61,441,507
                                                             ----------------------------
Diluted earnings per share - weighted average shares          92,972,967       92,972,967
                                                             ============================


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

The Company has two reportable segments after the reclassification of the Netplex Systems segment as a discontinued operation. All prior year's revenue, cost of services and operating expenses have been restated to reflect this reclassification. The Company's reportable segments are as follows:

    o Member Services - For individuals ("members") who can successfully market their own consulting expertise, Member Services provides a complete corporate infrastructure that makes it easier to enjoy the flexibility and financial benefits of building and operating a consulting practice. Member Services include: (1) contact negotiation and administration; (2) W-2 employment, payroll, and benefits services;
         (3) access to an online time, billing, and accounting system; (4) accounts receivable collection assistance; (5) dedicated business support staff services; and (6) career information and counseling.

    o Business Services - Business Services provides a convenient, centralized solution that improves the quality and removes costs associated with clients' use of contingent workers ("consultants"). Business Services include (1) providing the tools and processes that enable clients to efficiently align their talent requirements with qualified individuals; and (2) providing a convenient and cost-effective vehicle by which clients may use these consultants, as well as those provided by third-parties, on an as-needed basis.

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

The table below presents information about segments used by the chief operating decision-maker of the Company as of and for the three and six months ended June 30, 2002 and 2001:

                               Member       Business     Segment
                              Services      Services      Total
                            ------------  -----------  -----------
2002 - Three months:
Revenues                    $        274  $       304  $       578
Gross profit                         221           57          278
2001 - Three months:
Revenues                    $        385  $       550  $       935
Gross profit                         293           67          360
2002 - Six months:
Revenues                    $        566  $       612  $     1,178
Gross profit                         487          104          591
2001 - Six months:
Revenues                    $        794  $       550  $     1,344
Gross profit                         625           67          692

Total assets:
------------
June 30, 2002:
Continuing                  $      2,469  $       163  $     2,632
Discontinued                                                 3,008
Unallocated                                                    413
                                                       -----------
Total                                                  $     6,053
                                                       -----------
June 30, 2001:
Continuing                  $      2,273  $       744  $     3,017
Discontinued                                                 7,075
Unallocated                                                  1,616
                                                       -----------
Total                                                  $    11,708
                                                       -----------

Reconciliation of Gross Profit to Net Operating Loss:


                                                          Three Months Ended        Six Months Ended
                                                               June 30,                 June 30,
                                                        ----------------------  -----------------------
                                                           2002         2001       2002          2001
                                                        ----------   ---------  ----------    ---------
Gross profit                                            $      278   $     360  $      591    $     692
CR operating expenses                                          622       1,353       1,308        2,634
Unallocated corporate expenses                                 273         384         573          708
Interest (expense) income, net                                 (33)         10         (92)          18
Tax expense                                                     --          --          --          --
                                                        ----------   ---------  ----------    ---------
Loss from continuing operations                               (650)     (1,367)     (1,382)      (2,632)
Income (loss) from discontinued operations, net of tax         457        (824)        491         (986)
Gain on sale of discontinued operation, net of tax           1,579          --       1,579           --
Extraordinary gain, net of tax                                 707          --         707           --
                                                        ----------   ---------  ----------    ---------
Net operating loss                                      $    2,093   $  (2,191) $    1,395    $  (3,618)
                                                        ==========   =========  ==========    =========

Note G -- Recent Accounting Pronouncements

In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt, rescinds FAS 44 which set forth industry-specific transitional guidance that did not apply to the Company, amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company adopted FAS 145, except the provisions of the Statement that relate to the rescission of FASB Statement No. 4, in the second quarter of fiscal year 2002 which did not have a significant impact on the Company's financial position or results of operations. The provisions of this Statement relating to the rescission of FASB Statement No. 4 shall be adopted by the Company on January 1, 2002. Upon such adoption, the Company will reclassify the extraordinary items reported in the quarter ended June 30, 2003.

In July 2002, the FASB issued FAS 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company shall adopt FAS 146 on January 1, 2003 and does not anticipate it will have a significant impact on its financial position or results of operations.

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

Results of Operations:

Three months ended June 30, 2002 compared to the three months ended June 30, 2001:

Revenue for the three months ended June 30, 2002 decreased $0.3 million or 38.2% to $0.6 million as compared to $0.9 million for the same period in 2001. Approximately $0.2 million and $1.0 million of the decrease in revenue was attributed to the Business Services segment and the Member Services segment, respectively. This decrease is primarily due to the reduction in billing utilization and billing rates of members as a result of the weakened US economy.

Revenue from consulting service contracts in the Company's Member Services segment is recognized as the fees (net revenue) it charges to its members for providing its corporate and back office services as these services are provided. Gross billings, revenue and average fee percentage for the three month period ended June 30, 2002 is as follows:

                                  June 30,         June 30,
                                    2002             2001
                                  --------         --------

Gross Billings                       $6.2             $9.6
Revenue (net basis)                  $0.3             $0.4
Revenue % of Gross Billings           4.4%             4.0%

The Company believes the weakened U.S. economic conditions commencing in the fourth quarter of 2001 caused many of its customers to reduce its contingent workforce in an effort to avoid or decrease the amount of internal downsizing required. This reduction caused numerous Member Services segment members to seek new assignments which inherently resulted in varying periods of non-billing and lower billing rates.

Gross profit for the three months ended June 30, 2002 decreased $0.1 million or 22.8% to $0.3 million as compared to $0.4 million for the same period in 2001. This decline is primarily attributed to the lower volume of business in the Member Services segment due to a decrease in the number of members with billing activity. The gross profit and gross profit margins by segment were as follows:

                          June 30,       June 30,
                            2002           2001
                          --------       --------

Gross Profit:
   Member Services        $    221       $    293
   Business Services            57             67
                          --------       --------
     Total                $    278       $    360
                          ========       ========
Gross Margin

   Member Services            80.7%          76.1%
   Business Services          18.8%          12.2%
     Total                    48.1%          38.5%


Approximately 40% of the gross margin improvement was attributed to lower operating expenses and approximately 60 % of the improvement was attributed to improved margins on Business Services segment contracts.

Contractors Resources operating expenses include sales and marketing, facility, administration, IT and financial services. These operating expenses for the three month period ended June 30, 2002 decreased $0.7 million or 54.0% to $0.6 million from $1.3 million for the same period of 2001. Approximately, $0.4 million of this decrease resulted from the staff reductions (18 employees) implemented in 2001 and $0.1 million resulted from the termination of leases associated with the consolidation of office space in 2001.

Corporate expense includes the salaries and associated benefits of the chief executive and financial officers in addition to the cost of professional services associated with the management of a public company. These corporate expenses for the three months ended June 30, 2002 decreased $0.1 million or 28.9% to $0.3 million as compared to $0.4 million in the same period of 2001. This decrease is primarily attributed to the reduced professional fees.

Loss from continuing operations before interest and income taxes for the three months ended June 30, 2002 was $0.6 million as compared to a loss of $1.4 million for the same period of 2001, a decline in the loss before interest and taxes of $0.8 million or 55.2%. The components of this decline are discussed above.

Interest expense, net of interest income for the three month period ended June 30, 2002 was approximately $33,000 as compared to interest income, net of interest expense for the same period in 2001 of approximately $10,000. This increase of interest expense is primarily attributed to the interest on the note payable to Waterside Capital Corporation which was entered into in the third quarter of 2001.

Income from discontinued operations for the three month period ended June 30, 2002 was approximately $0.5 million compared to a loss of approximately $0.8 million for the same period in 2001. This $1.3 million change is primarily attributed to the reduction in the sales and marketing expenses associated with these operations. See Note B to the financial statements for a description of the discontinued operations.

Gain on the disposal of discontinued operations for the three month period ended June 30, 2002 was $1.6 million related to the sale of the net assets of the Retail Practice Division of the Company's Netplex Systems, Inc. subsidiary. The acquirer, CGI, made a cash payment of $4.3 million for approximately $2.3 of net assets of the Retail Practice Division. There were approximately $0.4 million of broker and legal fees associated with the transaction. There was no comparable gain in the same period of 2001. See Note A to the financial statements for a description of the gain on the disposal of discontinued operations. There was no income tax charges associated with this gain as it was offset in its entirety by the Company's net operating losses.

The Company restructured certain of its obligations and liabilities during the second quarter of 2002 which resulted in an $0.7 million extraordinary gain for the period, net of income taxes. The extraordinary items included an extinguishment of $0.3 million of rent liabilities related to excess office space and a reduction of $0.4 million of obligations associated with the acquisition of the PSS Group, Inc. in 1998. There was no income tax charges associated with these extraordinary gains as they were offset in their entirety by the Company's net operating losses. Additionally, the Company restructured its $1.4 million litigation settlement debt, $1.1 million of which was currently due and $0.3 million which was payable December 31, 2002, as follows:

  o  Payment of $505,000 million cash in May 2002;

  o Commitment to pay 20% of the proceeds, in excess of $2.0 million, from the sale of the Systems Integration Division of Netplex Systems, Inc. (included in discontinued operations); and

  o Commitment to pay an additional payment if on or before May 23, 2007, the proceeds received either from the sale of the Company, or the reported market capitalization of the Company for any consecutive five-day period, exceeds $20.0 million, then commensurate with such sale or within thirty days of attaining such market capitalization, as the case may be, Netplex shall pay an amount equal to the lesser of (i) such excess or (ii) $895,000. The Company reclassified $895,000 of the litigations settlement as a long term debt as of June 30, 2002.

No provision for income taxes was required for the three months ended June 30, 2002 or 2001 due to the utilization of net operating losses from prior periods. The Company provided a valuation allowance for all of its deferred tax assets at December 31, 2001, 2000, and 1999 because the Company could not conclude that it was more likely than not that it would realize these assets due principally to the Company's history of losses.

Net income for the three months ended June 30, 2002 was $2.1 million compared to a net loss of $2.2 million in the same period of 2001, an change of $4.3 million. The components of this decrease in net income are discussed above.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001:

Revenue for the six months ended June 30, 2002 decreased $0.1 million or 12.4% to $1.2 million as compared to $1.3 million for the same period in 2001. In the second quarter of 2001, the Company initiated a new reportable segment, Business Services, which included the migration of the Company's staffing business. Approximately $0.1 million of the increase in revenue is attributed to this new segment and was partially offset by a $0.2 million decrease in Member Services segment revenue.

Revenue from consulting service contracts in the Company's Member Services segment is recognized as the fees (net revenue) it charges to its members for providing its back office services as these services are provided. Gross billings, revenue and average fee percentage for the six month period ended June 30, 2002 is as follows:

                                 June 30,         June 30,
                                   2002             2001
                                 --------         --------
Gross Billings                      $12.9           $19.8
Revenue (net basis)                 $ 0.6           $ 0.8
Revenue % of Gross Billings           4.4%            4.0%

The Company believes the weakened U.S. economic conditions commencing in the fourth quarter of 2001 caused many of its customers to contract its contingent workforce in an effort to avoid or decrease the amount of internal downsizing required. This contraction caused numerous Member Services segment members to seek new assignments which inherently resulted in varying periods of non-billing.

Gross profit for the six months ended June 30, 2002 decreased $0.1 million or 14.6% to $0.6 million as compared to $0.7 million for the same period in 2001. The gross profit margin decreased from 51.5% in the six month period ended June 30, 2001 to 50.2% in the six month period ended June 30, 2002. This decline is primarily attributed to the lower margin business activity from the new Business Services segment coupled with an approximate 29% volume decrease in the higher margin Member Services segment. The gross profit and gross profit margins by segment were as follows:

                                 June 30,         June 30,
                                   2002             2001
                                 --------         --------

Gross Profit:
   Member Services               $    487         $    625
   Business Services                  104               67
                                 --------         -------
     Total                       $    591         $    692
                                 ========         ========
Gross Margin

   Member Services                   86.0%            78.8%
   Business Services                 17.0%            12.0%
     Total                           50.2%            51.5%


Contractors Resources operating expenses include sales and marketing, facility, administration, IT and financial services. These operating expenses for the six month period ended June 30, 2002 decreased $1.3 million or 50.3% to $1.3 million from $2.6 million for the same period of 2001. Approximately, $0.5 million of this decrease resulted from the staff reductions (18 employees) implemented in 2001 and $0.1 million resulted from the termination of leases associated with the consolidation of office space in 2001.

Corporate expense includes the salaries and associated benefits of the chief executive and financial officers in addition to the cost of professional services associated with the management of a public company. These corporate expenses for the six months ended June 30, 2002 decreased $0.1 million or 19.1% to $0.6 million as compared to $0.7 million for the same period in 2001. This decrease is primarily attributed to the reduced professional fees.

Loss from continuing operations before interest and income taxes for the six months ended June 30, 2002 was $1.3 million as compared to a loss of $2.7 million for the same period of 2001, a decline in the loss before interest and taxes of $1.4 million or 47.5%. The components of this decline are discussed above.

Interest expense, net of interest income for the six month period ended June 30, 2002 was approximately $92,000 as compared to interest income, net of interest expense for the same period in 2001 of approximately $18,000. This increase of interest expense is primarily attributed to the interest on the note payable to Waterside Capital Corporation which was entered into in the third quarter of 2001.

Income from discontinued operations for the six month period ended June 30, 2002 was approximately $0.5 million compared to a loss of approximately $1.0 million for the same period in 2001. This $1.5 million change is primarily attributed to the reduction in the sales and marketing expenses associated with these operations. See Note B to the financial statements for a description of the discontinued operations.

Gain on the disposal of discontinued operations for the six month period ended June 30, 2002 was $1.6 million related to the sale of the net assets of the Retail Practice Division of the Company's Netplex Systems, Inc. subsidiary. The acquirer, CGI, made a cash payment of $4.3 million for approximately $2.3 of net assets of the Retail Practice Division. There were approximately $0.4 million broker and legal fees associated with the transaction. There was no comparable gain in the same period of 2001. See Note A to the financial statements for a description of the gain on the disposal of discontinued operations. There was no income tax charges associated with this gain as it was offset in its entirety by the Company's net operating losses.

The Company restructured certain of its obligations and liabilities during the second quarter of 2002 resulting in an $0.7 million extraordinary gain for the period, net of income taxes. The extraordinary items included an extinguishment of $0.3 million of rent liabilities related to excess office space and a reduction of $0.4 million of obligations associated with the acquisition of the PSS Group, Inc. in 1998. There was no income tax charges associated with these extraordinary gains as they were offset in their entirety by the Company's net operating losses. Additionally, the Company restructured its $1.4 million litigation settlement debt, $1.1 million of which was currently due and $0.3 million which was payable December 31, 2002, as follows:

  o  Payment of $505,000 million cash in May 2002;

  o Commitment to pay 20% of the proceeds, in excess of $2.0 million, from the sale of the Systems Integration Division of Netplex Systems, Inc. (included in discontinued operations); and

  o Commitment to pay an additional payment if on or before May 23, 2007, the proceeds received either from the sale of the Company, or the reported market capitalization of the Company for any consecutive five-day period, exceeds $20.0 million, then commensurate with such sale or within thirty days of attaining such market capitalization, as the case may be, Netplex shall pay an amount equal to the lesser of (i) such excess or (ii) $895,000. The Company reclassified $895,000 of the litigations settlement as a long term debt as of June 30, 2002.

No provision for income taxes was required for the six months ended June 30, 2002 or 2001 due to the utilization of net operating losses from prior periods. The Company provided a valuation allowance for all of its deferred tax assets at December 31, 2001, 2000, and 1999 because the Company could not conclude that it was more likely than not that it would realize these assets due principally to the Company's history of losses.

Net income for the six months ended June 30, 2002 was $1.4 million compared to a net loss of $3.6 million in the same period of 2001, a change of $5.0 million. The components of this decrease in net income are discussed above.

Liquidity and Capital Resources:

At June 30, 2002, the Company had cash and cash equivalents of $1.8 million.

In the six months ended June 30, 2002 the Company's cash and cash equivalents increased by $0.6 million which was primarily attributed to the $4.3 million gain on the sale of the Retail Division of Netplex Systems which was partially offset by the $1.4 million loss on continuing operations, the $1.3 million reduction in accrued expenses including $0.5 million of litigation settlement payments and the $0.8 million of note payable payments.

The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of June 30, 2002, the Company has a stockholders' deficit of approximately $4.3 million and a working capital deficit of approximately $3.9 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

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

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary. Management chose to not pursue the rights offering further, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). In March 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business. On May 15, 2002, The Netplex Group, Inc. (the "Company") consummated the transaction pursuant to an Asset Purchase Agreement by and between the Company and CGI Information Systems & Management Consultants, Inc. ("CGI"). Under the terms of the Asset Purchase Agreement, CGI has acquired the net assets associated with the Retail Practice Division as of April 26, 2002 from the Company for $4.3 million in cash. The Company recorded a gain from this sale in the second quarter of 2002 of approximately $1.6 million.

Concurrent with the sale of the net assets of the Retail Practices Division to CGI, the Company entered into a Workout and Collateral Release Agreement with Waterside Capital Corporation ("Waterside") whereby Waterside:

  (1) agreed to release its security interest in the assets of the Retail Practices Division,

  (2) agreed to exchange 500 shares of Netplex Systems, Inc. Series A Preferred Stock bearing an annual dividend rate of 10% for a Secured Commercial Note for $500,000 from The Netplex Group, Inc. bearing an annual interest rate of 9%,

  (3) agreed to exchange 500 shares of Netplex Systems, Inc. Series A Preferred Stock bearing an annual dividend rate of 10% for 500 shares of The Netplex Group, Inc.'s Preferred Stock bearing an annual dividend rate of 9%, and

  (4) received approximately $341,000 of the sales proceeds to be applied to dividends, principle and interest due associated with the Netplex Systems, Inc. Series A Preferred Stock and notes payable by both Netplex Systems, Inc. and The Netplex Group, Inc.

In addition, the Company continues to entertain offers for the remaining businesses within its Netplex Systems business.

The Company restructured certain of its obligations and liabilities during the second quarter of 2002 resulting in an $0.7 million extraordinary gain for the period, net of income taxes. The extraordinary items included an extinguishment of $0.3 million of rent liabilities related to excess office space and a reduction of $0.4 million of obligations associated with the acquisition of the PSS Group, Inc. in 1998. There was no income tax charges associated with these extraordinary gains as they were offset in their entirety by the Company's net operating losses. Additionally, the Company restructured its $1.4 million litigation settlement debt, $1.1 million of which was currently due and $0.3 million which was payable December 31, 2002, as follows:

  o  Payment of $505,000 million cash in May 2002;

  o Commitment to pay 20% of the proceeds, in excess of $2.0 million, from the sale of the Systems Integration Division of Netplex Systems, Inc. (included in discontinued operations); and

  o Commitment to pay an additional payment if on or before May 23, 2007, the proceeds received either from the sale of the Company, or the reported market capitalization of the Company for any consecutive five-day period, exceeds $20.0 million, then commensurate with such sale or within thirty days of attaining such market capitalization, as the case may be, Netplex shall pay an amount equal to the lesser of (i) such excess or (ii) $895,000. The Company reclassified $895,000 of the litigations settlement as a long term debt as of June 30, 2002.

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

The Company's subsidiary, Netplex Systems, Inc. ("Systems") is a party to a Commercial Revolving Loan, Demand Loan and Security Agreement ("Revolving Loan") with American Commercial Finance Corporation ("Lender") which expires on March 31, 2003. Under the Revolving Loan, Systems can borrow an amount equal to 80% of eligible accounts receivable as defined in the agreement, up to $3.0 million. The Revolving Loan bears interest at the prime rate plus 1.75% (6.5% as of June 30, 2002) and is secured by (i) System's , the Company's and each of the Company's subsidiaries' assets, (ii) a $400,000 guaranty from a shareholder, Waterside Capital (the "Guaranty") and (iii) fidelity guaranties from two of the Company's officers. On May 15, 2002, the Lender released the Guaranty. On June 1, 2002, Systems and the Lender executed the First Amendment to the Commercial Revolving Loan and Security Agreement whereby the maximum principal amount was adjusted from $3.0 million to $1.0 million. As of June 30, 2002 the balance outstanding on the Revolving Loan was approximately $675,000, all of which is classified as discontinued operations. In July, the Company paid off the remaining balance of the Revolving Loan and line of credit was closed.

At June 30, 2002, there were approximately $276,000 of accrued dividends on the Company's Class A, D and E Preferred Stock.

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

Item 5.  Other Information

Effective April 16, 2002, Alan J. Lindauer tendered his resignation from the Company's Board of Directors. The resignation was not the result of any disagreement related to the Company's operations, policies or practices.

The Board of Directors met on May 7, 2002 and resolved the following:

     o The appointment of Kurt Malmgren and Peter Russo as directors until the next shareholders' meeting at which time the Board of Directors may nominate them for election by the shareholders;

     o Kurt Malmgren is an independent director and will serve on the audit and compensation committees;

     o Approval and ratification of the May 1, 2002 employment agreements for Gene Zaino and Peter Russo;

     o Adoption of The Netplex Group, Inc. 2002 Stock Ownership Plan subject to ratification by shareholder vote at next shareholder meeting, which has a ten year term, allows for the award of Incentive and Non-Qualified Stock Options and Restricted Stock and initially has 6,000,000 shares available for awards;

     o The increase of shares available for grant under the 1992 Incentive and Non-Qualified Stock Option Plan from 6,000,000 to 8,000,000;

     o The increase of shares available for grant under the 1995 Director's Stock Option Plan from 300,000 to 1,500,000; and

     o The increase of shares available for grant under the 1995 Consultant's Stock Option Plan from 830,000 to 1,500,000.


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

     2.1 Asset Purchase Agreement, by and between CGI Information Systems and Management Consultants, Inc. and Netplex Systems, Inc. dated May 15, 2002. *

     4.1  The Netplex Group, Inc. 2002 Stock Ownership Plan.

     4.2 Workout and Collateral Release Agreement, by and among Netplex Systems, Inc, The Netplex Group, Inc. and Waterside Capital Corporation dated May 15, 2002. *

    10.1 Revolving Promissory Note for $1,000,000, by and between Netplex Systems, Inc. and American Commercial Finance Corporation, dated June 1, 2002.

    10.2 First Amendment to Commercial Revolving Loan and Security Agreement, by and between Netplex Systems, Inc. and American Commercial Finance Corporation, dated June 1, 2002.

    10.3 Release of Guaranty, by and between American Commercial Finance Corporation and Waterside Capital Corporation, dated May 15, 2002.

    10.4  Employment Agreement between The Netplex Group, Inc. and Gene Zaino.

    10.5  Employment Agreement between The Netplex Group, Inc. and Peter Russo.

    10.6 Amendment to Settlement Agreement and Release, by and between Data Systems Analysts, Inc. and The Netplex Group, Inc. and Technology Developments Systems, Inc., dated May 23, 2002.

    10.7 Settlement Agreement, by and between Robert J. Hisel., Jr, Preferred Systems Solutions, Inc. and The Netplex Group, Inc., dated May 22, 2002.

    99.1 Surrender and Acceptance Agreement, by and between The Netplex Group, Inc. and Roseland II LLC, dated May 15, 2002.

    99.2 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

    During the fiscal quarter ended June 30, 2002, the Company filed one report on Form 8-K.

    On May 30, 2002, the Company filed a Form 8K to announce that it consummated a transaction pursuant to an Asset Purchase Agreement by and between the Company and CGI Information Systems & Management Consultants, Inc. ("CGI") whereby CGI has acquired the net assets associated with the Retail Practice Division as of April 26, 2002 from the Company for $4.3 million in cash.

SIGNATURE
---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE NETPLEX GROUP, INC.
                                             (Registrant)


DATE:    August 14, 2002                     /s/ Gene M. Zaino
                                             ---------------------------------
                                             Gene M. Zaino
                                             Chairman of the Board
                                             (Principal Executive Officer)

DATE:    August 14, 2002                     /s/ Peter J. Russo
                                             ---------------------------------
                                             Peter J. Russo
                                             Executive Vice President and Chief
                                             Financial Officer (Principal
                                             Financial Officer)