Form 10-Q
period 2002-09-30
NETPLEX GROUP INC
filed 2002-11-14
CIK 888028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002	Commission file number 001-11784

THE NETPLEX GROUP, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2824578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Robert Fulton Drive, Suite 250, Reston, Virginia 20191-4346

(Address of principal executive offices and zip code)

(703) 716-4777

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

As of November 1, 2002, 33,212,764 shares of the issuer’s Common Stock were outstanding.

THE NETPLEX GROUP, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Part I      Financial Information

THE NETPLEX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	(Unaudited) September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$1,372	$1,251
Accounts receivable, net of allowance for doubtful accounts of $89 and $186, at September 30, 2002 and December 31, 2001, respectively	396	399
Prepaid expenses and other current assets	222	385
Current assets of discontinued operations	629	2,146

Total current assets	2,619	4,181
Property and equipment, net	268	579
Other assets	121	157
Goodwill, net	124	124
Long-term assets of discontinued operations	1,055	3,646

Total assets	$4,187	$8,687

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$—	$128
Accounts payable	1,424	2,264
Accrued compensation and other accrued expenses	4,150	4,676
Accrued litigation settlements	65	1,510
Capital lease obligation, current portion	67	109
Notes payable, current portion	60	1,062
Other current liabilities	102	102
Current liabilities of discontinued operations	1,163	3,054

Total current liabilities	7,031	12,905
Capital lease obligations long-term, net of current portion	2	2
Notes payable, net of current portion	2,071	825

Total liabilities	9,104	13,732

Commitments and contingencies
Minority interest in subsidiary	—	1,000

Stockholders’ equity (deficit)
Preferred Stock:
Class A Cumulative, $.01 par value, liquidation preference of $4.00 per share for 2001 and 2000; 2,000,000 shares authorized, 80,597 shares issued and outstanding at September 30, 2002 and December 31, 2001	1	1
Class D Cumulative, $.01 par value; liquidation preference of $5,000 per share; 10,000 shares authorized; 1,324 and outstanding at September 30, 2002 and December 31, 2001	1	1
Class E Cumulative, $.01 par value; liquidation preference of $1,000 per share; 3,000 shares authorized, issued and outstanding at September 30, 2002 and December 31, 2001	1	1
Common Stock: $.001 par value, 100,000,000 shares authorized, 24,685,360 and 23,050,360 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	25	23
Additional paid in capital	33,009	32,583
Accumulated deficit	(37,954)	(38,654)

Total stockholders’ equity (deficit)	(4,917)	(6,045)

Total liabilities and stockholders’ equity (deficit)	$4,187	$8,687

See accompanying notes to consolidated financial statements.

THE NETPLEX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenue	$529	$786	$1,706	$2,131
Cost of revenues	268	453	855	1,104

Gross profit	261	333	851	1,027

Selling, general and administrative expenses	1,005	2,406	2,886	5,749

Operating loss	(744)	(2,073)	(2,035)	(4,722)
Interest (expense) income, net	(15)	(1)	(107)	17

Net loss before income taxes	(759)	(2,074)	(2,142)	(4,705)
Provision for income taxes	—	—	—	—

Loss from continuing operations before extraordinary items	(759)	(2,074)	(2,142)	(4,705)
Income (loss) from discontinued operations (net of income taxes)	65	(331)	556	(1,317)
Gain on sale of discontinued operation (net of income taxes)	—	—	1,579	—

Loss before extraordinary gain	(694)	(2,405)	(7)	(6,022)

Extraordinary gains, net of income taxes	—	—	707	—

Net income (loss)	(694)	(2,405)	700	(6,022)
Preferred Stock dividend	—	(165)	(114)	(607)

Income (loss) applicable to common shareholders	$(694)	$(2,570)	$586	$(6,629)

Basic earnings (loss) per common share:
Continuing operations	$(0.03)	$(0.10)	$(0.09)	$(0.24)
Discontinued operations	—	(0.01)	0.09	(0.06)
Extraordinary items, net of tax	—	—	0.03	—

Total	$(0.03)	$(0.11)	$0.03	$(0.30)

Diluted earnings (loss) per common share:
Continuing operations	$(0.03)	$(0.10)	$(0.02)	$(0.24)
Discontinued operations	—	(0.01)	0.02	(0.06)
Extraordinary items, net of tax	—	—	0.01	—

Total	$(0.03)	$(0.11)	$0.01	$(0.30)

Weighted average common shares outstanding:
Basic	23,228	22,709	23,110	22,237

Diluted	23,228	23,050	134,256	21,959

See accompanying notes to consolidated financial statements.

THE NETPLEX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Net cash used in operating activities	$(3,324)	$(4,013)

Net cash provided by discontinued operations	52	1,887

Investing activities:
Proceeds from sale of Retail Division	4,300	—
Purchases of property and equipment	(27)	(405)
Other	36	133

Net cash provided by (used in) investing activities	4,309	(272)

Financing activities:
Sale of minority interest in subsidiary	—	1,000
Net repayments on line of credit	(128)	(217)
Purchase and retirement of preferred stock	—	(1,996)
Proceeds from (repayment of) notes payable	(788)	1,053

Net cash used in financing activities	(916)	(160)

Increase (decrease) in cash and cash equivalents	121	(2,558)
Cash and equivalents at beginning of period	1,251	3,813

Cash and equivalents at end of period	$1,372	$1,255

Supplemental information:
Cash paid during the period for:
Interest	$15	$1

Income taxes	$—	$—

Restructure of equity/debt:
Minority Interest in Subsidiary	$(1,000)	$—
Note Payable	500	—
Preferred Stock	500	—

	$—	$—

Issuance of stock for services	$41	$—

Extraordinary Item – debt forgiveness:
Obligations related to acquisition	$363	$—
Litigation settlements	20	—
Lease obligations	324	—

	$707	$—

See accompanying notes to consolidated financial statements.

THE NETPLEX GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

The accompanying unaudited condensed consolidated financial statements of The Netplex Group, Inc. and Subsidiaries ( the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on  Form 10-K for the fiscal year ended December 31, 2001.

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2002 and December 31, 2001, the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of the results that may be expected for the full year.

Note A—Basis of Presentation

The accompanying financial statements include the accounts of The Netplex Group, Inc. and its subsidiaries. All material intercompany transactions were eliminated in consolidation.

The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of September 30, 2002, the Company has a stockholders’ deficit of approximately $4.9 million and a working capital deficit of approximately $4.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Over the past two years, management has undertaken restructuring efforts aimed at, among other things, improving the productivity and billable utilization of its staff and reducing operating expenses. These restructuring efforts have included headcount reductions, consolidation of facilities and management of discretionary expenses. However, these actions were taken in a period where economic conditions in the United States and abroad created downward pressure on spending for information technology initiatives, including demand for the Company’s consulting services. In 2001, the Company did experience lower operating losses than those reported in 2000 and a reduction in cash used in operations. However, given the Company’s current operating outlook and continuing economic uncertainty, the Company’s liquidity and financial position are such that additional capital may be needed in the future to sustain operations.

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary. Management chose to not pursue the rights offering further, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). In March 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business. On May 15, 2002, the Company consummated the transaction pursuant to an Asset Purchase Agreement by and between the Company and CGI Information Systems & Management Consultants, Inc. (“CGI”). Under the terms of the Asset Purchase Agreement, CGI has acquired the net assets associated with the Retail Practice Division of Netplex Systems, Inc. as of April 26, 2002 from the Company for $4.3 million in cash. The Company recorded a gain from this sale in the second quarter of 2002 of approximately $1.6 million.

Concurrent with the sale of the net assets of the Retail Practices Division to CGI, the Company entered into a Workout and Collateral Release Agreement with Waterside Capital Corporation (“Waterside”) whereby Waterside:

•	agreed to release its security interest in the assets of the Retail Practices Division,

•
agreed to exchange 500 shares of Netplex Systems, Inc. Series A Preferred Stock bearing an annual dividend rate of 10% for a Secured Commercial Note for $500,000 from The Netplex Group, Inc. bearing an annual interest rate of 9%,

•
agreed to exchange 500 shares of Netplex Systems, Inc. Series A Preferred Stock bearing an annual dividend rate of 10% for 500 shares of The Netplex Group, Inc.’s Preferred Stock bearing an annual dividend rate of 9%, and

•
received approximately $341,000 of the sales proceeds to be applied to dividends, principle and interest due associated with the Netplex Systems, Inc. Series A Preferred Stock and notes payable by both Netplex Systems, Inc. and The Netplex Group, Inc.

Upon finalization of the agreements above on September 28, 2002, the Company and Waterside also agreed to the following:

•	Waterside’s release of its security interest in Netplex Systems in the event of sale of Netplex Systems or a division thereof,

•	Waterside’s subordination of its $900,000 and $500,000 notes to the Company’s bank, and

•
the Company’s agreement to pay Waterside $100,000 plus twenty percent (20%) of the cash proceeds from any sale of Netplex Systems or division thereof when received to be applied against the outstanding amounts owed to Waterside.

The Company restructured certain of its obligations and liabilities during the second quarter of 2002 which resulted in an $0.7 million extraordinary gain for the period, net of income taxes. The extraordinary items included the extinguishment of $0.3 million of rent liabilities related to excess office space and the reduction of $0.4 million of obligations associated with the acquisition of the PSS Group, Inc. in 1998. There was no income tax charges associated with these extraordinary gains as they were offset in their entirety by the Company’s net operating losses. Additionally, the Company restructured its $1.4 million litigation settlement debt, $1.1 million of which was currently due and $0.3 million which was payable December 31, 2002, as follows:

•	Payment of $505,000 million cash in May 2002;

•	Commitment to pay 20% of the proceeds, in excess of $2.0 million, from the sale of the Systems Integration Division of Netplex Systems, Inc. (included in discontinued operations); and

•
Commitment to pay an additional payment if on or before May 23, 2007, the proceeds received either from the sale of the Company, or the reported market capitalization of the Company for any consecutive five-day period, exceeds $20.0 million, then commensurate with such sale or within thirty days of attaining such market capitalization, as the case may be, Netplex shall pay an amount equal to the lesser of (i) such excess or (ii) $895,000. Since the restructuring, the Company continues to classify $895,000 as a long term debt.

On November 1, 2002, the Company consummated a transaction pursuant to an Asset Purchase Agreement by and between the Company and Waterside. Under the terms of the Asset Purchase Agreement, Waterside has acquired the net assets associated with the Systems Integration Division of Netplex Systems, Inc. as of October 25, 2002 from the Company for Waterside’s cancellation of all debt (inclusive of interest) owed by the Company to Waterside, and consideration for the redemption of all preferred stock (inclusive of dividends) to be issued by the Company to Waterside and waiver and release of any and all claims against the Company by Waterside. The total amount of debt to be cancelled and preferred stock redeemed is $1.7 million. The Company expects to record a gain from this debt extinguishment in the fourth quarter of 2002 of approximately $0.6 million.

Management intends to focus on improving the operations of its Contractors Resources business by growing both its business to consumer service (“Member Services”) and its business to business service (“Business Services”)

offerings. Critical to the success of these operations is the Company’s ability to continue to attract members to the Member Services segment and to grow the Business Services segment by obtaining contracts and master agreements with employers who contract with large numbers of independent consultants.

Revenue from consulting service contracts in the Company’s Member Services segment is recognized as the fees (net revenue) it charges to its members for providing its back office services as these services are provided. Gross billings generated by Member Services segment operations for the three and nine month periods ended September 30, 2002 were $6.7 million and $19.6 million, respectively and for the three and nine month periods ended September 30, 2001 were $8.3 million and $28.1 million, respectively.

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

Note B—Discontinued Operations

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary. In January 2002 management made the decision to not pursue the rights offering, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). In March 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business. On May 15, 2002, The Netplex Group, Inc. (the “Company”) consummated the transaction pursuant to an Asset Purchase Agreement by and between the Company and CGI Information Systems & Management Consultants, Inc. (“CGI”). Under the terms of the Asset Purchase Agreement, CGI has acquired the net assets associated with the Retail Practice Division as of April 26, 2002 from the Company for $4.3 million in cash. The Company recorded a gain from this sale in the second quarter of 2002 of approximately $1.6 million.

On November 1, 2002, the Company consummated a transaction pursuant to an Asset Purchase Agreement by and between the Company and Waterside. Under the terms of the Asset Purchase Agreement, Waterside has acquired the net assets associated with the Systems Integration Division of Netplex Systems, Inc. as of October 25, 2002 from the Company for Waterside’s cancellation of all debt (inclusive of interest) owed by the Company to Waterside, and consideration for the redemption of all preferred stock (inclusive of dividends) to be issued by the Company to Waterside and waiver and release of any and all claims against the Company by Waterside. The total amount of debt to be cancelled and preferred stock redeemed is $1.7 million. The Company expects to record a gain from this debt extinguishment in the fourth quarter of 2002 of approximately $0.6 million.

In accordance with the Statement of Financial Accounting Standard No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations and the net assets of Netplex Systems have been classified as discontinued operations. The major classes of assets and liabilities as of September 30, 2002 and 2001 and amounts of revenue and pretax profit or loss for the three and nine months ended September 30, 2002 and 2001 reported in discontinued operations of Netplex Systems are as follows:

	2002	2001
(amounts in thousands)
Accounts receivable	$593	$1,597
Fixed assets, net	$25	$612
Goodwill, net	$1,026	$2,519
Other Intangibles, net	$—	$937
Accrued compensation	$280	$1,023
Other liabilities	$883	$2,523

Three months:
Revenue	$1,378	$3,384
Pretax income (loss)	$65	$(331)

Nine months:
Revenue	$7,423	$14,931
Pretax income (loss)	$556	$(1,317)

The discontinued revenue and pretax profit applicable to the Retail Practices Division of Netplex Systems, Inc. which was sold on May 15, 2002 is as follows:

	2002	2001
(amounts in thousands)
Three months:
Revenue	$—	$2,218
Pretax income (loss)	$—	$(119)

Nine months:
Revenue	$1,948	$8,335
Pretax income (loss)	$81	$(920)

The discontinued revenue and pretax profit applicable to the Systems Integration Division of Netplex Systems, Inc. which was sold on November 1, 2002 is as follows:

	2002	2001
(amounts in thousands)
Three months:
Revenue	$1,378	$1,173
Pretax income (loss)	$65	$(209)

Nine months:
Revenue	$5,475	$5,991
Pretax income (loss)	$475	$(484)

Note D—Financing

The Company’s subsidiary, Netplex Systems, Inc. (“Systems”) was a party to a Commercial Revolving Loan, Demand Loan and Security Agreement (“Revolving Loan”) with American Commercial Finance Corporation (“Lender”) which had an expiration date of March 31, 2003. Under the Revolving Loan, Systems could borrow an amount equal to 80% of eligible accounts receivable as defined in the agreement, up to $3.0 million. The Revolving Loan bore interest at the prime rate plus 1.75% and was secured by (i) System’s, the Company’s and each of the Company’s subsidiaries’ assets, (ii) a $400,000 guaranty from a shareholder, Waterside Capital (the “Guaranty”) and (iii) fidelity guaranties from two of the Company’s officers. On May 15, 2002, the Lender released the Guaranty. On June 1, 2002, Systems and the Lender executed the First Amendment to the Commercial Revolving Loan and Security Agreement whereby the maximum principal amount was adjusted from $3.0 million to $1.0 million. In July, the Company paid off the balance of the Revolving Loan and the line of credit was closed.

Note E—Earnings (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the relevant periods. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the relevant periods. For the three and nine month periods ended September 30, 2001 and the three month period ended September 30, 2002, the assumed exercise of the Company’s outstanding stock options and warrants, Convertible Preferred Stock and contingently issuable shares in connection with certain business combinations would be anti-dilutive. The anti-dilutive outstanding stock options and warrants, Convertible Preferred Stock, and contingently issuable shares, combined with the weighted average number of outstanding common shares, total approximately 67,713,503, 66,989,742 and 134,374,127 shares outstanding at the three and nine months ended September 30, 2001 and the three months ended September 30, 2002, respectively.

The computation of the numerator and denominator in the basic and dilutive earnings per share calculation for the three and nine month period ended September 30, 2002 is as follows:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Numerator:
Basic income (loss) applicable to common shareholders	$(694)	$586
Add: Preferred Stock dividends	—	114

Diluted income (loss) applicable to common shareholders	$(694)	$700

Denominator:
Basic earnings (loss) per share—weighted average shares	23,228,077	23,110,250
Exercise of stock options and warrants	—	—
Conversion of preferred shares	—	8,481,100
Conversion of prepaid warrants	—	102,664,950

Diluted earnings per share—weighted average shares	23,228,077	134,256,300

The Company does not have enough shares of common stock authorized to be issued if all of the preferred shareholders and holders of prepaid warrants convert. Currently the Company is negotiating with certain of its holders to reduce the number of common shares to which these convert, however no assurances can be made that these negotiations will be successful.

Note F—Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

The Company has two reportable segments after the reclassification of the Netplex Systems segment as a discontinued operation. All prior year’s revenue, cost of services and operating expenses have been restated to reflect this reclassification. The Company’s reportable segments are as follows:

•
Member Services – For individuals (“members”) who can successfully market their own consulting expertise, Member Services provides a complete corporate infrastructure that makes it easier to enjoy the flexibility and financial benefits of building and operating a consulting practice. Member Services include: (1) contact negotiation and administration; (2) W-2 employment, payroll, and benefits services; (3) access to an online time recording, billing, and accounting system; (4) accounts receivable collection assistance; (5) dedicated business support staff services; and (6) career information and counseling.

•
Business Services – Business Services provides a convenient, centralized solution that improves the quality and removes costs associated with clients’ use of contingent workers (“consultants”). Business

Services include (1) providing the tools and processes that enable clients to efficiently align their talent requirements with qualified individuals; and (2) providing a convenient and cost-effective vehicle by which clients may use these consultants, as well as those provided by third-parties, on an as-needed basis.

The Company’s accounting policies for these segments are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001 and Note A, above, except that operating expenses, interest expense and income tax expense are not allocated to each segment. In addition, the Company evaluates the performance of its segments and allocates resources based on gross margin. Inter-segment revenues are immaterial.

The table below presents information about segments used by the chief operating decision-maker of the Company as of and for the three and nine months ended September 30, 2002 and 2001:

	Member Services	Business Services	Segment Total
2002 – Three months:
Revenues	$249	$280	$529
Gross profit	212	49	261
2001 – Three months:
Revenues	$321	$465	$786
Gross profit	266	67	333

2002 – Nine months:
Revenues	$815	$891	$1,706
Gross profit	699	152	851
2001 – Nine months:
Revenues	$1,115	$1,016	$2,131
Gross profit	891	136	1,027

Total assets:
September 30, 2002:
Continuing	$1,826	$185	$2,011
Discontinued			1,684
Unallocated			492

Total			$4,187

September 30, 2001:
Continuing	$2,130	$592	$2,722
Discontinued			6,218
Unallocated			1,056

Total			$9,996

Reconciliation of Gross Profit to Net Operating Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Gross profit	$261	$333	$851	$1,027
CR operating expenses	692	2,021	2,000	4,609
Unallocated corporate expenses	313	385	886	1,140
Interest (expense) income, net	(15)	(1)	(107)	17
Tax expense	—	—	—	—

Loss from continuing operations	(759)	(2,074)	(2,142)	(4,705)
Income (loss) from discontinued operations, net of tax	65	(331)	556	(1,317)
Gain on sale of discontinued operation, net of tax	—	—	1,579	—
Extraordinary gain, net of tax	—	—	707	—

Net operating loss	$(694)	$(2,405)	$700	$(6,022)

Note G—Stock Issuances

In September, the Company issued 1,630,000 shares of its common stock to its employees. The Company recorded approximately $41,000 compensation expense in the three month period ended September 30, 2002 based upon the current market price on the date of the issuance and the shares are unregistered. The Company’s employees relinquished previously granted and unexercised stock options for approximately 759,000 common shares.

In October, 2002, the Company issued 4,777,404 shares of its common stock to The Netplex Group, Inc. Deferred Compensation Trust and the shares are unregistered. According to the terms of The Netplex Group, Inc. Deferred Compensation Plan, the employees for whom the shares apply, retain voting rights thereon.

In October, 2002, the Company issued 550,000 shares of its common stock to Malmgren & Associates, Ltd. for consulting services. In the three month period ended September 30, 2002, the Company accrued $13,750 of professional fee expense based upon the current market price at issuance and the shares are unregistered. Kurt L. Malmgren Jr., one of the Company’s directors is the Managing Director and founding principal of Malmgren & Associates, Ltd.

In October, 2002, the Company issued 1,600,000 and 900,000 shares of its common stock to Gene Zaino, Chief Executive Officer and President and Peter Russo, Chief Financial Officer and Executive Vice-President, respectively. In the three month period ended September 30, 2002, the Company accrued $62,500 of compensation expense based upon the current market price on the date of the issuance and the shares are unregistered. Gene Zaino and Peter Russo relinquished previously granted and unexercised stock options for approximately 1,475,000 common shares.

In October, 2002, the Company issued 700,000 shares of its common stock in aggregate to its independent directors. In the three month period ended September 30, 2002, the Company accrued $17,500 of director’s fee expense based upon the current market price on the date of the issuance and the shares are unregistered. The Company’s independent directors relinquished previously granted and unexercised stock options for approximately 150,000 common shares.

Note H—Recent Accounting Pronouncements

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt, rescinds FAS 44 which set forth industry-specific transitional guidance that did not apply to the Company, amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company adopted FAS 145, except the provisions of the Statement that relate to the rescission of FASB Statement No. 4, in the second quarter of fiscal year 2002 which did not have a significant impact on the Company’s financial position or results of operations. The provisions of this Statement relating to the rescission of FASB Statement No. 4 shall be adopted by the Company on January 1, 2003. Upon such adoption, the Company will reclassify the extraordinary items reported in the quarter ended June 30, 2002.

In July 2002, the FASB issued FAS 146, “Accounting for Exit or Disposal Activities.” FAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company shall adopt FAS 146 on January 1, 2003 and does not anticipate it will have a significant impact on its financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Information

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report constitute “forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company’s operating losses, uncertainty concerning its ability to obtain funding to expand and improve its business, the variance in the timing of the Company’s revenues and the introduction and market acceptance of its services, the Company’s dependence on the continued services of its Chairman and Chief Executive Officer, the competitive and rapidly changing nature of the Company’s business, the Company’s ability to remain competitive and respond to changes in the industry as well as manage its growth, the significant volatility of the Company’s stock price, uncertainty regarding the Company’s liability for violations committed by the consultants it employs, the Company’s ability to satisfy guarantees made to its customers, uncertainty regarding the dilutive impact of conversion and exercise of the Company’s outstanding preferred stock and warrants on its shareholders and the impact on its stock price, the risks set forth in the Company’s amended Registration Statement on Form S-3 filed on Form S-1 as filed with the Securities and Exchange Commission on August 8, 2000 and risk factors listed from time to time in subsequent filings.

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

Results of Operations:

Three months ended September 30, 2002 compared to the three months ended September 30, 2001:

Revenue for the three months ended September 30, 2002 decreased $0.3 million or 32.7% to $0.5 million as compared to $0.8 million for the same period in 2001. Approximately $0.2 million and $0.1 million of the decrease in revenue was attributed to the Business Services segment and the Member Services segment, respectively. This decrease is primarily due to the reduction in billing utilization and billing rates of members as a result of the weakened US economy.

Revenue from consulting service contracts in the Company’s Member Services segment is recognized as the fees (net revenue) it charges to its members for providing its corporate and back office services as these services are provided. Gross billings, revenue and average fee percentage for the Company’s Member Services Segment for the three month period ended September 30, 2002 and 2001 is as follows:

	September 30, 2002	September 30, 2001
Gross Billings	$6.7	$8.3
Revenue (net basis)	$0.2	$0.3
Revenue % of Gross Billings	3.7%	3.7%

The Company believes the weakened U.S. economic conditions commencing in the fourth quarter of 2001 caused many of its customers to reduce its contingent workforce in an effort to avoid or decrease the amount of internal downsizing required. This reduction caused numerous Member Services segment members to seek new assignments which inherently resulted in varying periods of down time and lower billing rates.

Gross profit for the three months ended September 30, 2002 decreased $0.1 million or 20.3% to $0.2 million as compared to $0.3 million for the same period in 2001. This decline is primarily attributed to the lower volume of business in the Member Services segment due to a decrease in the number of members with billing activity. The gross profit and gross profit margins by segment were as follows:

	September 30, 2002	September 30, 2001
Gross Profit:
Member Services	$212	$266
Business Services	49	67

Total	$261	$333

Gross Margin
Member Services	85.1%	82.9%
Business Services	17.5%	14.4%
Total	49.3%	42.4%

Approximately 40% of the gross margin improvement was attributed to lower operating expenses and approximately 60% of the improvement was attributed to improved margins on Business Services segment contracts.

Contractors Resources operating expenses include sales and marketing, facility, administration, IT and financial services. These operating expenses for the three month period ended September 30, 2002 decreased $1.3 million or 65.8% to $0.7 million from $2.0 million for the same period of 2001. Approximately, $0.8 million of this decrease resulted from a reduction in marketing costs and $0.4 million resulted from staff reductions (18 employees) implemented in 2001.

Corporate expense includes the salaries and associated benefits of the chief executive and financial officers in addition to the cost of professional services associated with the management of a public company. These corporate expenses for the three months ended September 30, 2002 decreased $0.1 million or 18.6% to $0.3 million as compared to $0.4 million in the same period of 2001. This decrease is primarily attributed to the reduced professional fees.

Loss from continuing operations before interest and income taxes for the three months ended September 30, 2002 was $0.8 million as compared to a loss of $2.1 million for the same period of 2001, a decline in the loss before interest and taxes of $1.3 million or 63.4%. The components of this decline are discussed above.

Interest expense, net of interest income for the three month period ended September 30, 2002 was approximately $15,000 as compared to $1,000 for the same period in 2001. This increase of interest expense is primarily attributed to the interest on the note payable to Waterside Capital Corporation which was entered into on September 28, 2001.

Income from discontinued operations for the three month period ended September 30, 2002 was approximately $0.1 million compared to a loss of approximately $0.3 million for the same period in 2001. This $0.4 million change is primarily attributed to the reduction in the sales and marketing expenses associated with these operations. See Note B to the financial statements for a description of the discontinued operations.

No provision for income taxes was required for the three months ended September 30, 2002 or 2001 due to the utilization of net operating losses from prior periods. The Company provided a valuation allowance for all of its deferred tax assets at December 31, 2001, 2000, and 1999 because the Company could not conclude that it was more likely than not that it would realize these assets due principally to the Company’s history of losses.

Net loss for the three months ended September 30, 2002 was $0.7 million compared to $2.6 million in the same period of 2001, an change of $1.9 million. The components of this decrease in net income are discussed above.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001:

Revenue for the nine months ended September 30, 2002 decreased $0.4 million or 19.9% to $1.7 million as compared to $2.1 million for the same period in 2001. In the second quarter of 2001, the Company initiated a new reportable segment, Business Services, which included the migration of the Company’s staffing business. Approximately $0.3 million of the decrease in revenue is attributed to a decrease in Member Services segment revenue and approximately $0.1 million was attributed to the Business Services Segment.

Revenue from consulting service contracts in the Company’s Member Services segment is recognized as the fees (net revenue) it charges to its members for providing its back office services as these services are provided. Gross billings, revenue and average fee percentage for the Company’s Member Services Segment for the nine month period ended September 30, 2002 and 2001 is as follows:

	September 30, 2002	September 30, 2001
Gross Billings	$19.6	$28.1
Revenue (net basis)	$0.8	$1.1
Revenue % of Gross Billings	4.1%	3.9%

The Company believes the weakened U.S. economic conditions commencing in the fourth quarter of 2001 caused many of its customers to contract its contingent workforce in an effort to avoid or decrease the amount of internal downsizing required. This contraction caused numerous Member Services segment members to seek new assignments which inherently resulted in varying periods of down-time.

Gross profit for the nine months ended September 30, 2002 decreased $0.2 million or 17.1% to $0.8 million as compared to $1.0 million for the same period in 2001. The gross profit margin increased from 48.2% in the nine month period ended September 30, 2001 to 49.9% in the nine month period ended September 30, 2002. This increase is primarily attributed to the lower margin business activity from the new Business Services segment coupled with an approximate 22% volume decrease in the higher margin Member Services segment. The gross profit and gross profit margins by segment were as follows:

	September 30, 2002	September 30, 2001
Gross Profit:
Member Services	$699	$891
Business Services	152	136

Total	$851	$1,027

Gross Margin
Member Services	85.8%	79.9%
Business Services	17.1%	13.4%
Total	49.9%	48.2%

Contractors Resources operating expenses include sales and marketing, facility, administration, IT and financial services. These operating expenses for the nine month period ended September 30, 2002 decreased $2.6 million or 56.6% to $2.0 million from $4.6 million for the same period of 2001. Approximately, $0.8 million of this decrease resulted from a reduction in marketing costs and $1.8 million resulted from staff reductions (18 employees) implemented in 2001.

Corporate expense includes the salaries and associated benefits of the chief executive and financial officers in addition to the cost of professional services associated with the management of a public company. These corporate expenses for the nine months ended September 30, 2002 decreased $0.3 million or 22.3% to $0.9 million as compared to $1.1 million for the same period in 2001. This decrease is primarily attributed to the reduced professional fees.

Loss from continuing operations before interest and income taxes for the nine months ended September 30, 2002 was $2.1 million as compared to a loss of $4.7 million for the same period of 2001, a decline in the loss before interest and taxes of $2.6 million or 54.5%. The components of this decline are discussed above.

Interest expense, net of interest income for the nine month period ended September 30, 2002 was approximately $107,000 as compared to interest income, net of interest expense for the same period in 2001 of approximately $17,000. This increase of interest expense is primarily attributed to the interest on the note payable to Waterside Capital Corporation which was entered into on September 28, 2001.

Income from discontinued operations for the nine month period ended September 30, 2002 was approximately $0.6 million compared to a loss of approximately $1.3 million for the same period in 2001. This $1.9 million change is primarily attributed to the reduction in the sales and marketing expenses associated with these operations. See Note B to the financial statements for a description of the discontinued operations.

Gain on the disposal of discontinued operations for the nine month period ended September 30, 2002 was $1.6 million related to the sale of the net assets of the Retail Practice Division of the Company’s Netplex Systems, Inc. subsidiary. The acquirer, CGI, made a cash payment of $4.3 million for approximately $2.3 of net assets of the Retail Practice Division. There were approximately $0.4 million broker and legal fees associated with the transaction. There was no comparable gain in the same period of 2001. See Note A to the financial statements for a description of the gain on the disposal of discontinued operations. There was no income tax charges associated with this gain as it was offset in its entirety by the Company’s net operating losses.

The Company restructured certain of its obligations and liabilities during the second quarter of 2002 resulting in an $0.7 million extraordinary gain for the period, net of income taxes. The extraordinary items included an extinguishment of $0.3 million of rent liabilities related to excess office space and a reduction of $0.4 million of obligations associated with the acquisition of the PSS Group, Inc. in 1998. There was no income tax charges associated with these extraordinary gains as they were offset in their entirety by the Company’s net operating losses. Additionally, the Company restructured its $1.4 million litigation settlement debt, $1.1 million of which was currently due and $0.3 million which was payable December 31, 2002, as follows:

•	Payment of $505,000 million cash in May 2002;

•	Commitment to pay 20% of the proceeds, in excess of $2.0 million, from the sale of the Systems Integration Division of Netplex Systems, Inc. (included in discontinued operations); and

•
Commitment to pay an additional payment if on or before May 23, 2007, the proceeds received either from the sale of the Company, or the reported market capitalization of the Company for any consecutive five-day period, exceeds $20.0 million, then commensurate with such sale or within thirty days of attaining such market capitalization, as the case may be, Netplex shall pay an amount equal to the lesser of (i) such excess or (ii) $895,000. Since the restructuring, the Company continues to classify $895,000 as a long term debt.

No provision for income taxes was required for the nine months ended September 30, 2002 or 2001 due to the utilization of net operating losses from prior periods. The Company provided a valuation allowance for all of its deferred tax assets at December 31, 2001, 2000, and 1999 because the Company could not conclude that it was more likely than not that it would realize these assets due principally to the Company’s history of losses.

Net income for the nine months ended September 30, 2002 was $0.7 million compared to a net loss of $6.0 million in the same period of 2001, a change of $6.7 million. The components of this decrease in net income are discussed above.

Liquidity and Capital Resources:

At September 30, 2002, the Company had cash and cash equivalents of $1.4 million.

In the nine months ended September 30, 2002 the Company’s cash and cash equivalents increased by $0.1 million. This increase was primarily attributed to the $4.3 million cash proceeds from the sale of the Retail Division of Netplex Systems and the $0.6 million income for discontinued operations which was offset by the $2.0 million loss on continuing operations, the $1.6 million reduction in accrued expenses including $0.5 million of litigation settlement payments and the $0.8 million of note payable payments.

The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of September 30, 2002, the Company has a stockholders’ deficit of approximately $4.9 million and a working capital deficit of approximately $4.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Over the past two years, management has undertaken restructuring efforts aimed at, among other things, improving the productivity and billable utilization of its staff and reducing operating expenses. These restructuring efforts have included headcount reductions, consolidation of facilities and management of discretionary expenses. However, these actions were taken in a period where economic conditions in the United States and abroad created downward pressure on spending for information technology initiatives, including demand for the Company’s consulting services. In 2001, the Company did experience lower operating losses than those reported in 2000 and a reduction in cash used in operations. However, given the Company’s current operating outlook and continuing economic uncertainty, the Company’s liquidity and financial position are such that additional capital may be needed in the future to sustain operations.

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary. Management chose to not pursue the rights offering further, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). In March 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business. On May 15, 2002, The Netplex Group, Inc. (the “Company”) consummated the transaction pursuant to an Asset Purchase Agreement by and between the Company and CGI Information Systems & Management Consultants, Inc. (“CGI”). Under the terms of the Asset Purchase Agreement, CGI has acquired the net assets associated with the Retail Practice Division of Netplex Systems, Inc. as of April 26, 2002 from the Company for $4.3 million in cash. The Company recorded a gain from this sale in the second quarter of 2002 of approximately $1.6 million.

Concurrent with the sale of the net assets of the Retail Practices Division to CGI, the Company entered into a Workout and Collateral Release Agreement with Waterside Capital Corporation (“Waterside”) whereby Waterside:

•	agreed to release its security interest in the assets of the Retail Practices Division,

•
agreed to exchange 500 shares of Netplex Systems, Inc. Series A Preferred Stock bearing an annual dividend rate of 10% for a Secured Commercial Note for $500,000 from The Netplex Group, Inc. bearing an annual interest rate of 9%,

•
agreed to exchange 500 shares of Netplex Systems, Inc. Series A Preferred Stock bearing an annual dividend rate of 10% for 500 shares of The Netplex Group, Inc.’s Preferred Stock bearing an annual dividend rate of 9%, and

•
received approximately $341,000 of the sales proceeds to be applied to dividends, principle and interest due associated with the Netplex Systems, Inc. Series A Preferred Stock and notes payable by both Netplex Systems, Inc. and The Netplex Group, Inc.

Upon finalization of the agreements above on September 28, 2002, the Company and Waterside also agreed to the following:

•	Waterside’s release of its security interest in Netplex Systems in the event of sale of Netplex Systems or a division thereof,

•	Waterside’s subordination of its $900,000 and $500,000 notes to the Company’s bank, and

•
the Company’s agreement to pay Waterside $100,000 plus twenty percent (20%) of the cash proceeds from any sale of NetplexSystems or division thereof when received to be applied against the outstanding amounts owed to Waterside.

The Company restructured certain of its obligations and liabilities during the second quarter of 2002 resulting in an $0.7 million extraordinary gain for the period, net of income taxes. The extraordinary items included an extinguishment of $0.3 million of rent liabilities related to excess office space and a reduction of $0.4 million of obligations associated with the acquisition of the PSS Group, Inc. in 1998. There was no income tax charges associated with these extraordinary gains as they were offset in their entirety by the Company’s net operating losses. Additionally, the Company restructured its $1.4 million litigation settlement debt, $1.1 million of which was currently due and $0.3 million which was payable December 31, 2002, as follows:

•	Payment of $505,000 million cash in May 2002;

•	Commitment to pay 20% of the proceeds, in excess of $2.0 million, from the sale of the Systems Integration Division of Netplex Systems, Inc. (included in discontinued operations); and

•
Commitment to pay an additional payment if on or before May 23, 2007, the proceeds received either from the sale of the Company, or the reported market capitalization of the Company for any consecutive five-day period, exceeds $20.0 million, then commensurate with such sale or within thirty days of attaining such market capitalization, as the case may be, Netplex shall pay an amount equal to the lesser of (i) such excess or (ii) $895,000. Since the restructuring, the Company continues to classify $895,000 as a long term debt.

On November 1, 2002, the Company consummated a transaction pursuant to an Asset Purchase Agreement by and between the Company and Waterside. Under the terms of the Asset Purchase Agreement, Waterside has acquired the net assets associated with the Systems Integration Division of Netplex Systems, Inc. as of October 25, 2002 from the Company for Waterside’s cancellation of all debt (inclusive of interest) owed by the Company to Waterside, and consideration for the redemption of all preferred stock (inclusive of dividends) to be issued by the Company to Waterside and waiver and release of any and all claims against the Company by Waterside. The total amount of debt to be cancelled and preferred stock redeemed is $1.7 million. The Company expects to record a gain from this debt extinguishment in the fourth quarter of 2002 of approximately $0.6 million.

Management intends to focus on improving the operations of its Contractors Resources business by growing both its business to consumer service (“MyBizOffice”) and its business to business service (“Consultant Service Center”) offerings. Critical to the success of these operations is the Company’s ability to continue to attract members to the MyBizOffice solution and to grow the Consultant Service Center business by obtaining contracts and master agreements with employers who contract with large numbers of independent consultants.

The Company’s subsidiary, Netplex Systems, Inc. (“Systems”) was a party to a Commercial Revolving Loan, Demand Loan and Security Agreement (“Revolving Loan”) with American Commercial Finance Corporation (“Lender”) with an expiration date of March 31, 2003. Under the Revolving Loan, Systems could borrow an amount equal to 80% of eligible accounts receivable as defined in the agreement, up to $3.0 million. The Revolving Loan bore interest at the prime rate plus 1.75% and was secured by (i) System’s, the Company’s and each of the Company’s subsidiaries’ assets, (ii) a $400,000 guaranty from a shareholder, Waterside Capital (the “Guaranty”) and (iii) fidelity guaranties from two of the Company’s officers. On May 15, 2002, the Lender released the Guaranty. On June 1, 2002, Systems and the Lender executed the First Amendment to the Commercial Revolving Loan and Security Agreement whereby the maximum principal amount was adjusted from $3.0 million to $1.0 million. In July, the Company paid off the remaining balance of the Revolving Loan and line of credit was closed.

At September 30, 2002, there were approximately $276,000 of accrued dividends on the Company’s Class A, D and E Preferred Stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item. The Company’s obligations under its line of credit are short-term in nature with an interest rate that approximates the market rate.

Item 4.    Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company ‘s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company ‘s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

Part II    Other Information

Item 1.    Legal Proceedings

For a description of certain legal proceedings affecting the Company, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11784). There have been no subsequent material developments in such legal proceedings since such report was filed.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Asset Purchase Agreement, by and between CGI Information Systems and Management Consultants, Inc. and Netplex Systems, Inc. dated May 15, 2002.**

4.1	The Netplex Group, Inc. 2002 Stock Ownership Plan.*

4.2	Workout and Collateral Release Agreement, by and among Netplex Systems, Inc, The Netplex Group, Inc. and Waterside Capital Corporation dated May 15, 2002.**

4.3	Addendum to the Workout and Collateral Release Agreement, by and among Netplex Systems, Inc., The Netplex Group, Inc. and Waterside Capital Corporation dated September 23, 2002.

10.1	Revolving Promissory Note for $1,000,000, by and between Netplex Systems, Inc. and American Commercial Finance Corporation, dated June 1, 2002.*

10.2	First Amendment to Commercial Revolving Loan and Security Agreement, by and between Netplex Systems, Inc. and American Commercial Finance Corporation, dated June 1, 2002.*

10.3	Release of Guaranty, by and between American Commercial Finance Corporation and Waterside Capital Corporation, dated May 15, 2002.*

10.4	Employment Agreement between The Netplex Group, Inc. and Gene Zaino.*

10.5	Employment Agreement between The Netplex Group, Inc. and Peter Russo.*

10.6	Amendment to Settlement Agreement and Release, by and between Data Systems Analysts, Inc. and The Netplex Group, Inc. and Technology Developments Systems, Inc., dated May 23, 2002.*

10.7	Settlement Agreement, by and between Robert J. Hisel, Jr., Preferred Systems Solutions, Inc. and The Netplex Group, Inc., dated May 22, 2002.*

10.8	Amended and Restated The Netplex Group, Inc. Deferred Compensation Plan.

10.9	Security Agreement, by and among Contractors Resources, Inc. and Waterside Capital Corporation dated May 15, 2002.

10.10	First Amendment to Secured Commercial Note for $900,000, by and among The Netplex Group, Inc. and Waterside Capital Corporation dated May 15, 2002.

10.11	Secured Commercial Note for $500,000, by and among The Netplex Group, Inc. and Waterside Capital Corporation dated May 15, 2002.

99.1	Surrender and Acceptance Agreement, by and between The Netplex Group, Inc. and Roseland II LLC, dated May 15, 2002.*

99.2	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed on Form 10-Q for the six month period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002. (Commission File No. 001-11784)

** Incorporated by reference to the Registrant’s Current Report on Form 8- K filed with the Securities and Exchange Commission on June 30, 2002 (Commission File No. 001-11784).

(b) Reports on Form 8-K

During the fiscal quarter ended September 30, 2002, the Company filed no reports on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NETPLEX GROUP, INC.
(Registrant)

DATE: November 14, 2002	/s/ Gene M. Zaino
Gene M. Zaino
Chairman of the Board
(Principal Executive Officer)

DATE: November 14, 2002	/s/ Peter J. Russo
Peter J. Russo
Executive Vice President and Chief
Financial Officer (Principal
Financial Officer)

THE NETPLEX GROUP, INC.
AND SUBSIDIARIES
CERTIFICATIONS

I, Gene Zaino, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Netplex Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002	/s/ Gene M. Zaino
Gene M. Zaino
Chairman of the Board
(Principal Executive Officer)

THE NETPLEX GROUP, INC.
AND SUBSIDIARIES
CERTIFICATIONS

I, Peter Russo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Netplex Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002	/s/ Peter J. Russo
Peter J. Russo
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)