Form 10-K
period 2002-12-31
NETPLEX GROUP INC
filed 2003-04-11
CIK 888028

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number 1-11784

THE NETPLEX GROUP, INC.

(Exact name of registrant as specified in its charter)

New York	11-2824578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Robert Fulton Drive, Ste. 250, Reston, VA	20191-4346
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (703) 716-4777

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	NASD Over the Counter Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2003, was approximately $239,000.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of March 31, 2003: 33,212,764 shares.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference into Part III.

PART I

1. Business.

Company Overview

Based in Reston, Virginia, The Netplex Group, Inc. (the Company) consists of two distinct operating segments after the sale of Netplex Systems, Inc.:

•	Member Services—For individuals (“members”) who can successfully market their own consulting expertise, Member Services provides a complete corporate infrastructure that makes it easier to enjoy the flexibility and financial benefits of building and operating a consulting practice. Member Services include: (1) contract negotiation and administration; (2) W-2 employment, payroll, and benefits services; (3) access to an online time recording, billing, and accounting system; (4) accounts receivable collection assistance; (5) dedicated business support staff services; and (6) career information and counseling.

•	Business Services—Business Services provides a convenient, centralized solution that improves the quality and removes costs associated with clients’ use of contingent workers (“consultants”). Business Services include (1) providing the tools and processes that enable clients to efficiently align their talent requirements with qualified individuals; and (2) providing a convenient and cost-effective vehicle by which clients may use these consultants, as well as those provided by third-parties, on an as-needed basis.

Company Background and Development

The Company was incorporated in 1986 in New York under the name CompLink, Ltd. In 1992, CompLink completed an initial public offering to finance an effort to develop a messaging software system (which the Company no longer supports). In 1996, CompLink acquired The Netplex Group, Inc., through a merger that was accounted for as a reverse merger, and changed its name to The Netplex Group, Inc.

The merger provided Netplex with additional capital and enabled expansion through acquisitions. Since 1997, Netplex acquired several companies with the intention of building our experience, technical staff, customer base, market exposure, revenue, and industry-focused expertise.

In 2000, we sold a division of a previously acquired entity, Onion Peel Solutions, and announced our intention to sell or discontinue certain operational disciplines. Additionally, management instituted several restructuring initiatives aimed at, among other things, improving the productivity and billable utilization of its staff and reducing operating expenses. These restructuring efforts included headcount reductions, consolidation of facilities and management of discretionary expenses. However, these actions were taken in a period where economic conditions in the United States and abroad created downward pressure on spending for information technology initiatives, including demand for the Company’s consulting services. In 2002, the Company did experience lower operating losses than those reported in 2001 and 2000 and a reduction in cash used in operations. However, given the Company’s current operating outlook and continuing economic uncertainty, the Company’s liquidity and financial position are such that additional capital may be needed in the future to sustain operations.

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary (“Offering”). Management chose to not pursue the Offering further, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). In March 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business. On May 15, 2002, the Company consummated the transaction pursuant to an Asset Purchase Agreement by and between the Company and CGI Information Systems & Management Consultants, Inc. (“CGI”). Under the terms of the Asset Purchase Agreement, CGI has acquired the net assets associated with the Retail Practice Division of Netplex Systems, Inc. as of April 26, 2002 from the Company for $4.3 million in cash. The Company recorded a gain from this sale in the second quarter of 2002 of approximately $1.6 million.

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

The Company restructured certain of its obligations and liabilities during the second quarter of 2002 which resulted in an $0.7 million extraordinary gain for the period, net of income taxes. The extraordinary items included the extinguishment of $0.3 million of rent liabilities related to excess office space and the reduction of $0.4 million of obligations associated with the acquisition of the PSS Group, Inc. in 1998. There was no income tax charges associated with these extraordinary gains as they were offset in their entirety by the Company’s net operating losses. Additionally, the Company restructured its $1.4 million litigation settlement debt, $1.1 million of which was currently due and $0.3 million which was payable December 31, 2002, as follows:

•	Payment of $505,000 cash in May 2002;

•	Commitment to pay 20% of the proceeds, in excess of $2.0 million, from the sale of the Systems Integration Division of Netplex Systems, Inc. (included in discontinued operations)(the proceeds from the subsequent sale of the Systems Integration Division were less than $2.0 million, see Note 3 to the financial statements); and

•	Commitment to pay an additional payment if on or before May 23, 2007, the proceeds received either from the sale of the Company, or the reported market capitalization of the Company for any consecutive five-day period, exceeds $20.0 million, then commensurate with such sale or within thirty days of attaining such market capitalization, as the case may be, Netplex shall pay an amount equal to the lesser of (i) such excess or (ii) $895,000. Since the restructuring, the Company continues to classify $895,000 as a long term debt.

On November 1, 2002, the Company consummated a transaction pursuant to an Asset Purchase Agreement by and between the Company and Waterside. Under the terms of the Asset Purchase Agreement, Waterside has acquired the net assets associated with the Systems Integration Division of Netplex Systems, Inc. as of October 25, 2002 from the Company for Waterside’s cancellation of all debt (inclusive of interest) owed by the Company to Waterside, and consideration for the redemption of all preferred stock (inclusive of dividends) to be issued by the Company to Waterside and waiver and release of any and all claims against the Company by Waterside. The total amount of debt to be cancelled and preferred stock redeemed is $1.7 million. The Company recorded a gain from this debt extinguishment in the fourth quarter of 2002 of approximately $0.5 million.

Management intends to focus on improving the operations of its business to consumer service (“Member Services”) and its business to business service (“Business Services”) offerings. Critical to the success of these operations is the Company’s ability to continue to attract members to the Member Services segment and to grow the Business Services segment by obtaining contracts and master agreements with employers who contract with large numbers of independent consultants. We believe these changes will streamline our operations and better enable clients, potential clients, analysts, investors, and the general public to understand the scope of our offerings.

Market Opportunity

The Company serves a population of individuals who have chosen to pursue careers as independent professionals (IPs). These professionals are commonly referred to as contractors, consultants, independents, free agents, freelancers, and several other terms.

The Company originally served only IPs within the Information Technology industry. Recognizing an opportunity to expand our potential member base, we expanded during 2000 to serve IPs representing other industries. The Company’s audience now consists of IPs from a wide variety of industries, including management consultants, marketers, artists and designers, writers, business process specialists, and others.

Estimates compiled by the U.S. Bureau of Labor Statistics (BLS) indicate that the IP market represents a significant population. In its February 2001 Current Population Survey titled “Contingent and Alternative Employment Arrangements,” the BLS estimates an independent consultant work force of about 8.6 million.

There is evidence that the population of IPs will continue to grow despite a down-turning economy and the recent significant number of layoffs within companies across the country. In an article in The Washington Post, journalist Carrie Johnson writes, “As layoffs continue to shake up the dot-com sector, some jittery employees wonder where they can find shelter from the aftershocks. For more and more, the answer is renouncing the traditional employment relationship by doing contract work.”

Description of Services

The Company provides cost- and time-saving business management and administrative services for independent consultants and the organizations that use them. It’s two service categories include Member Services, a business-to-consumer service that targets individual IPs, and Business Services, a business-to-business service that targets organizations that use at least 100 IPs per year.

Service Overview: Member Services

Member Services is designed to support the business management, administrative, and advisory needs of independent professionals (IPs) working within the United States. IPs are professional or skilled non-permanent members of the work force. This includes free-lance, project-based, hourly, and per diem individuals, whether incorporated, sole proprietors (classified as 1099 recipients), or W-2 employees engaged in the staffing or contractor business.

When IPs join the Company (becoming “Members”), they generally become W-2 employees of the Company. As their employer of record, we provide Members the services and infrastructure normally associated with a traditional corporate environment. However, we do not put restrictions on their independent work style; Members find their own projects, negotiate their own hourly billing rates, and are free to work wherever and whenever they choose.

The services we provide our members are as follows:

        •    Billing rate advice

        •    Time sheet collection

        •    Client invoicing and payment collections

        •    State/federal/local payroll tax filings

        •    Payrolling (providing a consistent tax-adjusted paycheck)

        •    Accounts receivable management

• Online banking and loan services • Expense reimbursement • Access to projects within larger corporations • Marketing and career development advice • Financial services • Contract administration

In addition, we provide a competitive benefits package that is usually more comprehensive and less expensive than that which IPs would be able to assemble on their own. Benefits include:

• 401(k) program • Profit sharing • Health insurance • Dental insurance	• Disability insurance • Professional liability insurance • Workers compensation insurance

This benefits program is customizable to the personal needs of the Member. We offer our health, dental, disability, and professional liability insurances at traditional corporate (group) rates, enabling our Members to inexpensively provide their families with these necessary coverages. In addition, profit sharing and 401(k) retirement plans allow Members to put aside a significant portion of their pre-tax income.

Members can also take advantage of several advisory services through the Company’s web site, including up-to-date billing rate surveys and consulting industry news. The site also helps to keep Members current on technology changes and provides directories of training resources that can help keep members’ skills in line with the needs of the technology industry.

The Company is also an advocate for the independent worker. There is no potential conflict among the consulting market and the organizations that may engage them, because the Company does not bundle “hidden” fees for finding or brokering the engagements. (Many “e-talent marketplaces” already provide this service.) Keeping the contract worker as the primary focal-point of the business is pivotal to our strategy.

Service Overview: Business Services

The Company’s Business Services segment, targets major businesses and government agencies. It offers high-value employment, payrolling, and benefits provisioning for our clients’ contingent work force. The Company designed Business Services to enable businesses to reduce consultant management costs and better position themselves to efficiently engage and work with their contingent workers. We officially launched the Business Services in early 2001.

Business Services relies on the Internet’s expanded talent-finding capabilities to introduce a low-cost alternative to the traditional relationships between corporations and staffing companies. Traditionally, businesses have used staffing companies for two purposes: locating qualified consultants and providing these consultants’ employment services (payrolling, tax administration, benefits, etc.). With the growth of online talent location and acquisition services, many businesses are now finding consultants without the assistance of staffing companies. However, they often have little choice but to turn to staffing companies to employ the consultant and provide the necessary employment services. In this scenario, many staffing companies will often still charge their full mark-up (generally between 25% and 50% of a consultant’s hourly rate), even though they did not locate the individual.

The Company gives businesses the opportunity to “unbundle” the traditional staffing company model. As such, business that find their own consultants can now turn to the Company for their employment services. Our fee for this service is between 50%-75% less than fees or mark-ups charged by most staffing companies. As a result, we believe that the Company provides significant value for organizations that use consultants—not by reducing costs through using inferior consultants, but by streamlining clients’ consultant supply chains.

The Company designed Business Services to offer its clients additional advantages such as easier consultant engagement, simplified invoice consolidation, and improved compliance with federal regulations. In addition, it better enables organizations to become “consultant-friendly”—i.e., more easily able to attract, work with, and maintain consulting talent.

In addition, the Business Services provides the Company with a marketing channel that supplements our Member Services in two ways. First, the Company markets the more encompassing Member Services to its Business Services members with the intention of converting and retaining them upon completion of their Business Services-contract. Second, we believe the Company’s corporate affiliations may influence Member prospects to join the Company because such relationships enable members to more easily work within affiliated organizations.

Competition

The Company represents one alternative for independent professionals (IPs) who choose to work outside of the “traditional” company-centric employment model. The Company is one of several options these professionals have for pursuing and building independent careers. These include:

•	Working with a staffing company. Many IPs associate themselves with a staffing or professional services company[1]. These companies provide employment services (i.e., benefits, insurances, payrolling, tax administration, etc.) and actively attempt to match independent individuals with appropriate project positions. These companies typically charge a 25% to 50% mark-up on their consultants’ hourly rate. There are presently

[1]	Staffing companies are organizations that provide skilled human resources on a non-permanent basis, meeting requirements specified by a client organization.

thousands of staffing companies in the U.S. and around the world and their IP bases range from under 10 to several thousand.

•	Working as a “1099” independent. IPs who prefer to find their own project positions often work as a sole proprietor or “1099” (so named because of the IRS form 1099 they are required to complete). These IPs are generally more experienced and are able to command higher billing rates than those who work with staffing companies, as their clients are not required to pay any mark-ups on their rate. However, 1099s are responsible for handling their own insurance, retirement programs, liability, and self-employment taxes. In addition, some businesses will not work with 1099s due to the administration associated with engaging individual contractors as well as the possibility of infringement on federal regulations concerning the classification of their work force.

•	Self-incorporating. Like 1099s, individuals who choose to incorporate themselves have the flexibility to find their own projects and can generally charge higher rates than those working with staffing companies. Self-incorporating also gives IPs a more professional appearance and enables them to work with some clients who would be unwilling to work with them as 1099s. Single-person corporations, though, must take on additional administrative tasks associated with running their business and are required to pay unemployment insurance and workmen’s compensation insurance.

•	Using a “Virtual Corporate Office” or “back-office.” A relatively new alternative, “back office” services provide a company-like infrastructure for IPs who prefer to find projects on their own. With the advent of the Internet, back-office services have been called Virtual Corporate Offices, as their services and financial tracking mechanisms are Internet-accessible. Like a staffing company, a Virtual Corporate Office serves as its IPs’ employer of record and therefore provides services such as benefits, insurances, payrolling, tax administration, etc. Virtual Corporate Offices, however, do not charge to find projects for its IPs and are generally able to charge lower fees or mark-ups than staffing companies. Virtual Corporate Offices generally do not impede their IPs’ freedom to choose their own clients, rates, and schedule. The Company’s service falls into this category of services.

The first three of the above alternatives represent competitive forces to the Company’s employment model, as most IPs choose to participate in one and only one of these models at a time. Currently, we estimate that fewer IPs opt for the Virtual Corporate Office alternative than any of the others. We believe this is primarily due to the fact that this is a relatively new concept and that many IPs are either unaware of this alternative or comfortable with their existing employment arrangements.

Competition within the Virtual Corporate Office market grew since 2000 as new companies began providing these types of services and others refined offerings to better align with this category. Most of the companies in this space are currently private.

The Company believes that the Virtual Corporate Office employment model alternative will grow in popularity as more IPs recognize it as a viable option. As a result, the Company expects that additional companies will emerge in this market and that competition will therefore intensify. The Company may experience lower margins and/or a reduction in the number of members as a result of competitive forces. If we cannot compete effectively within this market, we may be unable to sustain or grow our business.

Differentiators

The Company has several differentiators that we believe will help us attain a leadership position in the Virtual Corporate Office market. They include:

•	Experience. The Company has been providing contractor-focused back-office services since 1985. We believe that this represents more experience than many similar businesses, some of which have emerged in the last three years. We believe that this experience is integral to several critical business processes that are flexible, scalable, and more advanced than our current competition.

•	Services for individuals and organizations. The Company believes it improved its competitive positioning in early 2001 by adding its Business Services offering, a suite of services that are marketed exclusively to businesses and government agencies that use IPs. This offering works in concert with, but is distinct from, our Member Services offering that targets individual IPs. We designed the Business Services offering to expand our overall revenue base and serve as a marketing channel to potential Member Services members.

•	Fully integrated online service offering. The Company’s key business processes and financial systems are fully web-enabled. We believe that this enables us to serve our members more efficiently and support staff can administer a greater number of members efficiently. In addition, the online system is more appealing to our members and target market. We believe that our ability to serve greater numbers of members gives the Company a critical competitive advantage.

Clients

The client base for Member Services comprises individuals. The corporate clients with which we have Master Services Agreements include many Fortune 1000 companies throughout the U.S.

Growth Strategy

As mentioned earlier, The Company introduced the Business Services offering in early 2001. We believe that the most effective way to market our services to the independent workforce is to pursue the organizations that use contract talent. As a result, the Company intends to devote the majority of its sales and marketing expenditures to the pursuit of organizations that use a significant number of contracted workers.

The Company believes that the addition of and attention to our Business Services sales and marketing efforts will not preclude marketing efforts directed specifically toward growing the Member Services membership. We are continuing to advertise in several publications and on various Web sites. In addition, we are continuing to pursue partnerships that we believe will bring more exposure or add more services to the Member Services offering.

Seasonal Considerations

There is no material seasonal effect on our business.

Backlog

Due to the nature of its business, the Company does not have backlog.

Strategic Relationships

We are continually pursuing partnerships that will either augment the Company’s suite service offerings or better enable us to market these services to a greater number of potential members or clients.

In late 2002, the Company formed a partnership with BrassRing, a leader in e-recruiting technology and services. The partnership gives BrassRing customers the ability to use the Company’s service to engage non-employee contractors. The Company will provide BrassRing customers with a convenient consolidated bill for all contingent workers. In addition, BrassRing and the Company will cross-market each other’s products and services to all existing customers.

Financial Information About Segments

For financial information regarding our business segments (Member Services and Business Services) see Note 17 to the financial statements.

Geographic Positioning

The geographic scope of Netplex currently consists of two office locations, its headquarters in Reston, Va., which includes its executive offices, and its marketing, legal, financial services and human resources departments and an operations office in Edmond, OK. The Company does not have any locations or derive any revenue outside of the U.S.

Intellectual Property

Netplex does not hold any patents or registered trademarks. However, we consider our database of independent professionals to be highly proprietary.

Employees

As of March 1, 2003 we had approximately 230 full-time employees (including permanent and contract employees). We believe that our relations with our employees are good.

Additional Factors That May Affect Future Results

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in the sections entitled “Competition” above, the factors set forth below, as well as other factors, could in the future affect, and in the past have affected, the Company’s actual results and could cause the Company’s results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those contained in this 10-K report. Forward looking statements can be identified by forward looking words, such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words.

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

PROCEEDS FROM THE SALE OF THE NET ASSETS OF THE NETPLEX SYSTEMS SUBSIDIARY MAY NOT BE SUFFICIENT TO SUSTAIN OPERATIONS. The Company sold the net assets of its subsidiary, Netplex Systems, Inc. in 2002. The Company is a much smaller enterprise going forward, absent growth of its continuing business. No assurances can be given that the proceeds from the sale will be sufficient to sustain operations going forward. See Note 1 to the financial statements.

WE HAVE INCURRED OPERATING LOSSES AND MAY NEVER BECOME PROFITABLE. We incurred net losses of $8.5 and $15.3 million in the years ended December 31, 2001 and 2000, respectively, and a net income of $0.7 million in the year ended December 31, 2002 which included a $2.0 million gain of the sale of the net assets of Netplex Systems, Inc. and an extraordinary gain of $0.7 million from the extinguishment of obligations. There can be no assurance that we will be profitable on a quarterly or annual basis in the future.

WE MAY BE UNABLE TO OBTAIN THE NECESSARY FUNDING TO OPERATE, EXPAND AND IMPROVE OUR BUSINESS. As of December 31, 2002 and 2001, we had negative working capital of $4.2 million and $8.7 million, respectively. We may need to raise substantial additional capital to fund our operations. We are uncertain whether additional financing will be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, our shareholders will be diluted. If adequate funds are unavailable, we may delay, curtail, reduce the scope of, or eliminate the expansion of our operations and/or our marketing and sales efforts, and any of these actions could have a material adverse effect on our financial condition and business operations.

FLUCTUATIONS IN THE GENERAL ECONOMY MAY HAVE AN ADVERSE EFFECT ON THE COMPANY. Demand for contingent workers is significantly affected by the general level of economic activity and unemployment in the United States. When economic activity increases, outside consultants are often added before full-time employees are hired. However, as economic activity slows, many companies reduce their use of outside consultants before laying off full-time employees. As a result, any significant or continued economic downturn could have a material adverse effect on the Company’s results of operations or financial condition.

THE FUTURE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED SERVICES OF GENE ZAINO, OUR CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER, AND OUR ABILITY TO ATTRACT AND RETAIN CONTINGENT WORKERS. Our future success depends in large part on the continued services of Gene Zaino, our Chairman, President and Chief Executive Officer. We have an employment agreement with Mr. Zaino that automatically renews for one year periods on its anniversary date in May, unless either party gives the other party 60 days notice of non-renewal. Our success also depends in large part upon our ability to attract and retain contingent workers. The inability to attract new personnel could have a material adverse effect on our results of operations.

LIABILITIES FOR CLIENT AND EMPLOYEE ACTIONS. The Company’s employees generally perform their job in the workplace of other businesses. Attendant risks of such activities include possible claims of discrimination and harassment, violations of wage and hour requirements, errors and omissions in the work product and misuse of client proprietary information. The Company has policies and guidelines in place to help reduce its exposure to these risks and has purchased insurance policies against certain risks in amounts that it believes to be adequate. Although the Company historically has not had any material losses resulting from these risks, there can be no assurance that it will not experience such losses in the future or that its insurance will remain available on reasonable terms or be sufficient in amount or scope to cover any such liability.

OUR BUSINESS LINES ARE VERY COMPETITIVE AND SUBJECT TO RAPID CHANGES. The market for The Company’s services is competitive and changing rapidly. Independent professionals, who make up the target market for the Company’s service, have several alternatives for managing their careers that represent competitive forces. There are also a growing number of companies that provide services similar to the Company’s and we expect additional ones will emerge and that competition will therefore intensify. Our competitors in this regard vary in size and in scope of services.

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

WE HAVE A SIGNIFICANT NUMBER OF PREPAID COMMON WARRANTS WITH EXERCISE PRICES THAT FLUCTUATE BASED ON THE MARKET PRICE OF OUR COMMON STOCK. THE CONVERSION OF THESE WARRANTS COULD RESULT IN THE DILUTION OF YOUR OWNERSHIP INTEREST AND ADVERSELY IMPACT THE PRICE OF OUR COMMON STOCK. In connection with a private placement, we issued prepaid common stock purchase warrants to purchase an aggregate number of shares of common stock equal to $1,500,000 divided by the lower of $10 or the amount obtained by multiplying the average of the 5 lowest closing bid prices for the common stock during the 20 consecutive trading day period ending on the trading day immediately preceding the date of determination or exercise by 0.65. If the market value of our common stock decreases, the number of shares of common stock to be issued upon exercise of these prepaid warrants could increase significantly and result in significant dilution in your ownership interest. For example, the exercise of these prepaid warrants on December 31, 2002 would have resulted in the issuance of 115,384,615 shares of common stock, based on the average of the 5 lowest closing bid prices for the common stock during the 20 consecutive trading day period immediately preceding that date, or $0.013 per share.

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING WARRANTS, OPTIONS AND SHARES OF PREFERRED STOCK THAT COULD ADVERSELY IMPACT THE PRICE OF OUR COMMON STOCK AND OUR ABILITY TO OBTAIN ADDITIONAL FUNDING. As of December 31, 2002, we had outstanding: shares of Class A Preferred Stock that were immediately convertible into 80,597 shares of common stock; 1,324 shares of our Series D Preferred Stock outstanding that were convertible on December 31, 2002, into 2,017,524 shares of common stock, at a conversion and exercise price of $0.65625 per share; 3,000 shares of our Series E Preferred Stock that are convertible into a total of 6,382,989 shares of our common stock at a fixed price of $0.47 per share; prepaid warrants exercisable into 128,126,488 shares of common stock; and other options and warrants to purchase an aggregate of 803,927 shares of our common stock at a weighted average exercise price of $2.46 per share. As of December 31, 2002, there were outstanding convertible preferred shares, warrants and options to acquire up to approximately 137,411,515 shares of common stock at prices ranging from $0.013 to $13.875 per share. The exercise of all of the outstanding warrants, including the prepaid warrants, options and/or conversion of the outstanding convertible preferred stock, would dilute the then-existing shareholders’ percentage ownership of our common stock, and any sales in the public market could adversely affect prevailing market prices for our common stock. Moreover, because the holders of outstanding warrants, options and preferred stock may exercise or convert these securities, our ability to obtain additional equity capital could be adversely affected because we probably could obtain any needed capital on terms more favorable than those provided by the conversion of these securities. We lack control over the timing of any exercise or the number of shares issued or sold if exercises or conversions occur.

WE WILL BE PENALIZED IF WE FAIL TO MAINTAIN THE REGISTRATION OF THE SHARES UNDERLYING OUR SERIES D PREFERRED STOCK AND OUR SERIES E PREFERRED STOCK, AND THE PREPAID WARRANTS, INCENTIVE WARRANTS AND PLACEMENT AGENT WARRANTS. If we fail to maintain the effectiveness of our Registration Statement for the public sale of our common shares acquired upon conversion of the Series D Preferred Stock (for any reason other than the issuance of a stop order by SEC), the holders of the Series D Preferred Stock will be entitled to demand that we redeem their remaining shares of Series D Preferred Stock at a 25% premium. If we fail to maintain the timely effectiveness of our SEC Registration Statement for the public sale of our common shares acquired upon conversion of the Series E Preferred Stock, we will be subject to a penalty, required to be paid in cash (if the Company can do so) equal to 1% of the principal (plus interest) amount of the Series E Preferred Stock then outstanding, per day (up to 15 days during any 365 day period) that such effectiveness if not obtained or maintained.

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

OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ SMALL CAP. ACCORDINGLY, OUR STOCKHOLDERS ABILITY TO SELL OUR COMMON STOCK MAY BE ADVERSELY EFFECTED. ADDITIONALLY, THE MARKET FOR SO-CALLED “PENNY STOCKS” HAS SUFFERED IN RECENT YEARS FROM PATTERNS OF FRAUD AND ABUSE. We were notified by The Nasdaq Stock Market, Inc. that, because we failed to maintain a minimum bid price of $1.00 for Common Stock on the Nasdaq Small Cap, The Nasdaq Stock Market, Inc. delisted our stock from the Nasdaq Small Cap. This delisting occurred on April 12, 2001. Our Common Stock currently trades on the OTCBB maintained by The Nasdaq Stock Market, Inc and is subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such OTCBB securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our Common Stock and also may affect the ability of our current stockholders to sell their securities in any market that might develop therefore. In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Our Common Stock may constitute “penny stocks” within the meaning of the rules, the rules would apply to Netplex and to its securities. The rules may further affect the ability of owners of Common Stock to sell our securities in any market that might develop for them.

Shareholders should also be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases.; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

WE HAVE NEVER PAID AND DO NOT CURRENTLY INTEND TO PAY DIVIDENDS. We have never paid dividends on our common stock. We intend to retain any future earnings to finance our growth. In addition, dividends on common stock are subject to the preferences for dividends on the preferred stock. Any future dividends will depend upon our earnings, if any, our financial requirements, and other factors.

LIQUIDITY AND GOING CONCERN OPINION. The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of December 31, 2002, the Company has a stockholders’ deficit of approximately $4.7 million and a working capital deficit of approximately $4.2 million. Our independent accountants have rendered an opinion on our most recent financial statements indicating that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Over the past three years, management has undertaken restructuring efforts aimed at, among other things, improving the productivity and billable utilization of its staff and reducing operating expenses. These restructuring efforts have included headcount reductions, consolidation of facilities and management of discretionary expenses. However, these actions were taken in a period where economic conditions in the United States and abroad created downward pressure on spending for information technology initiatives, including demand for the Company’s consulting services. In 2002, the Company did experience lower operating losses than those reported in 2001 and 2000 and a reduction in cash used in operations. However, given the Company’s current operating outlook and continuing economic uncertainty, the Company’s liquidity and financial position are such that additional capital may be needed in the future to sustain operations.

Item 2. Properties.

The Company leases approximately 8,000 square feet of space in Reston, VA. for its corporate offices and the operations of some business units. The Company also leases office space in Edmond, Oklahoma. These leases expire on various dates from March 2003 to September 2004.

The Company believes that the space in its existing corporate and branch facilities are adequate for the foreseeable future to support the growth of its existing operations in the geographic areas in which it currently operates.

Item 3. Legal Proceedings.

From time to time, the Company is subject to litigation in the ordinary course of business.

On September 4, 1997, Data Systems Analysts, Inc. (“DSA”), a software design and consulting company, filed a complaint against Technology Development Systems, Inc. (“TDS”) and the Company, alleging copyright infringement and breach of the Company’s agreement. The Complaint also seeks damages against XcelleNet, Inc., which the Company has indemnified. The Complaint claimed damages in excess of $300,000 plus punitive damages.

In June of 2000, the Company, TDS and XcelleNet, Inc. filed a complex motion for summary judgment, asking the Court to dismiss the majority of DSA’s claims in the case. DSA also filed a motion for summary judgment asking the court to enter judgment in its favor on several of its claims. The district court judge held oral arguments on the counter-motions in January 2001.

In March 2001, the court denied the motion by TDS and XcelleNet in its entirety. It granted plaintiff’s motion for summary judgment on liability and directed that damages be tried to a jury on May 24, 2001.

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

In May 2002, the Company restructured the $1.4 million litigation settlement debt, as follows:

•	Payment of $505,000 cash in May 2002;
•	Commitment to pay 20% of the proceeds, in excess of $2.0 million, from the sale of the Systems Integration Division of Netplex Systems, Inc. (included in discontinued operations)(the proceeds from the subsequent sale of the Systems Integration Division were less than $2.0 million, see Note 3 to the financial statements); and

•	Commitment to pay an additional payment if on or before May 23, 2007, the proceeds received either from the sale of the Company, or the reported market capitalization of the Company for any consecutive five-day period, exceeds $20.0 million, then commensurate with such sale or within thirty days of attaining such market capitalization, as the case may be, Netplex shall pay an amount equal to the lesser of (i) such excess or (ii) $895,000. Since the restructuring, the Company continues to classify $895,000 as a long term debt.

In December 2000, TMP Interactive, Inc. (“Monster.com”) filed suit against the Company alleging that the Company failed to make a quarterly cash payment under its co-branding agreement with Monster.com. The complaint sought a judgment of approximately $464,000. The Company disputed the allegations, denying all liability and asserted affirmative defenses, including that TMP did not perform the agreement as required. While initial discovery commenced, both parties agreed to stay all further discovery and enter into settlement discussions.

On August 7, 2001, the Company and Monster.com entered into a mutually agreeable settlement whereby the Company would pay Monster.com fees of $230,000 and grant a warrant to purchase 4,000,000 shares of the Company’s common stock at $0.47 per share which is fully exercisable at any time on or before August 7, 2004. In conjunction with this agreement, the Company recorded a selling and general and administrative charge in the three month period ended September 30, 2001 of $590,000. Of this amount, $360,000 was related to the valuation of the warrants granted to Monster.com.

In June 2002, the Company and TMP entered into a Release whereby the Company’s outstanding obligations, including the $110,000 unpaid settlement amount, were released and forever discharged in consideration for a cash payment of $25,000 which the Company paid.

The principal risks that the Company insures against are workers’ compensation, personal injury, property damage, general liability, and fidelity losses. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s Common Stock holders during the Company’s fourth quarter ended December 31, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Common Stock of the Company is traded on the NASD Over the Counter Bulletin Board (“OTCBB”)

Price Range of Common Stock

The quotations set forth in the table reflect inter-dealer prices from NASD, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

	High	Low
2001
1st Quarter	$0.69	$0.09
2nd Quarter	$0.34	$0.08
3rd Quarter	$0.19	$0.06
4th Quarter	$0.12	$0.02
2002
1st Quarter	$0.05	$0.02
2nd Quarter	$0.07	$0.04
3rd Quarter	$0.04	$0.02
4th Quarter	$0.04	$0.01

The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings, if any, to finance future development.

As of April 15, 2003 there were approximately 150 holders of record of the Company’s Common Stock. The Company believes that at such date there were in excess of 6,000 beneficial owners of the Company’s Common Stock.

Recent Sales of Unregistered Securities

The Company sold the following securities in the past three years that were not registered under the Securities Act of 1933, as amended.

In March 2000, the Company sold 10,000 shares of convertible Series D Preferred Stock that resulted in net proceeds to the Company of $9.4 million. The conversion ratio of the preferred to common was established based on 120% of the weighted average stock price during the thirty trading day period between April 3, 2000 and May 16, 2000, which was $5.87 per share. The Series D Preferred Stock securities purchase agreement’s call option provision, relating to the time the Company must obtain additional financing, was amended effective July 31, 2000. The amendment extended the call option trigger date to October 31, 2000 (previously August 1, 2000). The conversion price of the preferred stock and the exercise price of the related warrants was based upon 120% of the weighted average price of the Company’s Common Stock for 15 consecutive trading days beginning the first day after the holders are entitled to exercise the call option.

On November 10, 2000, the Company entered into an Exchange, Redemption and Conversion Agreement (the “Exchange Agreement”) with the holders of the Company’s Series D Preferred Stock that provided for the following:

•	the exchange of $6,177,000 of the original face amount of the Series D Preferred Stock and warrants held by the holders of the Series D Preferred Stock in exchange for the Company’s issuance of $3,000,000 of its new Series E Preferred Stock;

•	the waiver by the holders of the Series D Preferred Stock of their right to receive further dividends under the Series D Preferred Stock

•	the waiver of certain other rights of the holders of the Series D Preferred Stock, including the right to acquire additional shares of Series D Preferred Stock, the right to require the Company to redeem the Series D Preferred Stock upon the occurrence of certain events beyond the Company’s control, and the waiver of certain anti- dilution rights.

Also, as part of the agreement, the Company redeemed 500 of the remaining 3,823 shares of Series D Preferred Stock at their original face value of $500,000, and sold to the holders of the Series D Preferred Stock 1,000 shares of the Company’s common stock at a price of $0.65625 per share. As a result of that sale, the remaining 3,323 shares of Series D Preferred Stock have an adjusted conversion price of $0.65625. Upon execution of the agreements, the Series D Preferred Stockholders converted 1,178 shares of Series D Preferred Stock into 1,808,473 shares of common stock. The difference between the original face value of the Series D Preferred Stock of $6,177,000 and the face value of the new Series E Preferred Stock of $3,000,000, equaling $3,177,000, was recorded as an addition to Additional Paid in Capital and has been added back in the loss applicable to common shareholders for computing earnings per share. In 2001, the holders converted and additional 821 shares into 1,251,047 shares of common stock. At December 31, 2002, 1,324 shares of Series D Preferred Stock remain outstanding and are convertible into 2,017,523 shares of common stock.

The Series E Preferred Stock has terms similar to the restructured Series D Preferred Stock, with the primary exceptions being that the Series E Preferred Stock was redeemable for $3,000,000 at the Company’s option on or before April 30, 2001, provided that the Company redeemed at least $1,500,000 of such stock on or before January 30, 2001 which the Company did not. The Series E Preferred Stock accrues dividends at the rate of 7% per year. The Series E Preferred Stock is convertible into shares of common stock at a conversion price of $0.47 per share equal to 6,382,979 shares. Pursuant to a related Registration Rights Agreement, the Company registered with the Securities and Exchange Commission the 1,000 additional shares of common stock sold as part of the transaction as well as the shares issuable to the holders of the Series E Preferred Stock upon conversion of that stock to common stock.

On March 29, 2000, the Company sold 1,500 units for $1,000 per unit in a private placement for $1.5 million ($1.3 million after fees and expenses). Each unit sold consisted of a prepaid Common Stock purchase warrant entitling the holder to acquire such number of shares of the Company’s Common Stock as is equal to $1,000 divided by an adjustable exercise price and an incentive warrant to acquire 78,000 shares of Common Stock. The Company also granted the placement agent a warrant to purchase 39,000 shares of Common Stock plus a placement fee and a non-accountable expense allowance equal to 12.53% of the proceeds of the offering. Exemption from registration is claimed under Section 4(2) of the Securities Act because it did not involve a public offering.

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

On September 28, 2001, the Company entered into an agreement with Waterside whereby

•	the Company paid $2,052,780 in the form of $1,000,000 cash and two secured commercial promissory notes in the original principal amounts of $900,000 and $152,780 for:

•	Waterside’s surrender to the Company for cancellation 1,500,000 shares of its Class C Preferred Stock;

•	Waterside’s guarantee of up to $400,000 of the Company’s subsidiary, Systems, revolving credit facility; and

•	Waterside surrendered for cancellation its warrant exercisable for 300,000 shares of the Company’s Common Stock;

•	the Company paid $50,000 of closing fees associated with the transaction; and

•	Waterside purchased from the Company 1,000 shares of the Company’s subsidiary, Systems, preferred stock for $1,000,000 which is recorded as a minority interest in the balance sheet.

The difference between the original face value (net of transaction fees) of the Series C Preferred Stock of $2,139,000 and the aggregate of the principal value of the note of $900,000 and the $1,000,000 of cash, equaling $239,000, was recorded as an addition to Additional Paid in Capital and has been added back in the loss applicable to common shareholders for computing earnings per share.

The promissory notes bore interest of 10% per annum. The $900,000 note was payable in quarterly installments of $15,000 and the $152,780 note was payable at the earlier of the closing of the Offering or January 1, 2002.

In May 2001, the Company issued 50,000 shares of its common stock to Gruntal & Co. LLC for investment banking advisory services. These shares were valued at $14,500 based upon the current market price at issuance and the shares are unregistered.

In October, 2002, the Company issued 550,000 shares of its common stock to Malmgren & Associates, Ltd. for consulting services. In the three month period ended September 30, 2002, the Company accrued $13,750 of professional fee expense based upon the current market price at issuance and the shares are unregistered. Kurt L. Malmgren Jr., one of the Company’s directors, is the Managing Director and founding principal of Malmgren & Associates, Ltd.

Item 6. Selected Financial Data

	Year ended December 31
	2002	2001	2000	1999	1998
	(amounts in thousands, except per share data)
Revenues(1)	$2,213	$2,844	$1,539	$1,325	$35,181
Cost of revenues	1,078	1,516	527	398	33,856

Gross profit	1,135	1,328	1,012	927	1,325
Expenses:
Selling, general and administrative	3,730	7,995	14,989	8,461	5,717
Restructuring costs	—	—	1,512	—	—

Operating loss	(2,595)	(6,667)	(15,489)	(7,534)	(4,392)
Interest expense and (other income), net	110	(24)	41	384	154
Abandoned offering costs	—	489	—	—	—

Loss from continuing operations before income	(2,705)	(7,132)	(15,530)	(7,918)	(4,546)
Income tax (benefit) provision	—	—	—	—	—

Loss from continuing operations before minority	(2,705)	(7,132)	(15,530)	(7,918)	(4,546)
Minority interest	—	—	482	83	—

Loss from continuing operations	(2,705)	(7,132)	(15,048)	(7,835)	(4,546)
Discontinued operations:
Income (loss) from discontinued operations (net of income taxes)	707	(1,329)	(725)	411	1,997
Gain on sale of discontinued operations (net of income taxes)	2,040	—	513	—	—

Net income (loss) before extraordinary gains	42	(8,461)	(15,260)	(7,424)	(2,549)
Extraordinary gains, net of income taxes	707	—	—	—	—

Net income (loss)	749	(8,461)	(15,260)	(7,424)	(2,549)
Preferred Stock dividend	(228)	(663)	(1,076)	(500)	(316)
Contributions from exchange of Preferred Stock	—	239	3,177	—	—

Income (loss) applicable to common shareholder	$521	$(8,885)	$(13,159)	$(7,924)	$(2,865)

Basic earnings (loss) per common share
Continuing operations	$(0.12)	$(0.34)	$(0.71)	$(0.66)	$(0.53)
Discontinued operations	0.11	(0.05)	(0.01)	0.03	0.22
Extraordinary items, net of tax	0.03	—	—	—	—

Total	$0.02	$(0.39)	$(0.72)	$(0.63)	$(0.31)

Diluted earnings (loss) per common share
Continuing operations	$(0.02)	$(0.34)	$(0.71)	$(0.66)	$(0.53)
Discontinued operations	0.02	(0.05)	(0.01)	0.03	0.22
Extraordinary items, net of tax	—	—	—	—	—

Total	$—	$(0.39)	$(0.72)	$(0.63)	$(0.31)

Weighted average common shares outstanding
Basic	25,585	22,509	18,356	12,516	9,260

Diluted	162,193	22,509	18,356	12,516	9,260

At year-end
Total assets	$1,948	$8,640	$17,690	$22,662	$20,650

Stockholders’ equity (deficit)	$(4,731)	$(6,045)	$4,179	$6,862	$6,354

(1)	Effective January 1, 1999, the Company’s Member Services segment revenues represent only the fees realized for services rendered to the independent contractor. Prior to that date, revenues included the gross fees charged to the third party customer being serviced by the independent contractor. The Company accounts for revenue generated by the Business Services segment on a gross basis due to the economic risks associated with the transactions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, including our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Additional Factors That May Affect Future Results”, “Business” and elsewhere herein.

The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of December 31, 2002, the Company has a stockholders’ deficit of approximately $4.7 million and a working capital deficit of approximately $4.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Over the past three years, management has undertaken restructuring efforts aimed at, among other things, improving the productivity and billable utilization of its staff and reducing operating expenses. These restructuring efforts have included headcount reductions, consolidation of facilities and management of discretionary expenses. However, these actions were taken in a period where economic conditions in the United States and abroad created downward pressure on spending for information technology initiatives, including demand for the Company’s consulting services. In 2001 and 2002, the Company did experience lower operating losses than those reported in 2000 and a reduction in cash used in operations. However, given the Company’s current operating outlook and continuing economic uncertainty, the Company’s liquidity and financial position are such that additional capital may be needed in the future to sustain operations.

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary (“Offering”). Management chose to not pursue the Offering further, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts). In March 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business. On May 15, 2002, the Company consummated the transaction pursuant to an Asset Purchase Agreement by and between the Company and CGI Information Systems & Management Consultants, Inc. (“CGI”). Under the terms of the Asset Purchase Agreement, CGI has acquired the net assets associated with the Retail Practice Division of Netplex Systems, Inc. as of April 26, 2002 from the Company for $4.3 million in cash. The Company recorded a gain from this sale in the second quarter of 2002 of approximately $1.6 million.

Concurrent with the sale of the net assets of the Retail Practices Division to CGI, the Company entered into a Workout and Collateral Release Agreement with Waterside whereby Waterside:

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

The Company restructured certain of its obligations and liabilities during the second quarter of 2002 which resulted in an $0.7 million extraordinary gain for the period, net of income taxes. The extraordinary items included the extinguishment of $0.3 million of rent liabilities related to excess office space and the reduction of $0.4 million of obligations associated with the acquisition of the PSS Group, Inc. in 1998. There was no income tax charges associated with these extraordinary gains as they were offset in their entirety by the Company’s net operating losses. Additionally, the Company restructured its $1.4 million litigation settlement debt, $1.1 million of which was currently due and $0.3 million which was payable December 31, 2002, as follows:

•	Payment of $505,000 cash in May 2002;

•	Commitment to pay 20% of the proceeds, in excess of $2.0 million, from the sale of the Systems Integration Division of Netplex Systems, Inc. (included in discontinued operations); and

•	Commitment to pay an additional payment if on or before May 23, 2007, the proceeds received either from the sale of the Company, or the reported market capitalization of the Company for any consecutive five-day period, exceeds $20.0 million, then commensurate with such sale or within thirty days of attaining such market capitalization, as the case may be, Netplex shall pay an amount equal to the lesser of (i) such excess or (ii) $895,000. Since the restructuring, the Company continues to classify $895,000 as a long term debt.

On November 1, 2002, the Company consummated a transaction pursuant to an Asset Purchase Agreement by and between the Company and Waterside. Under the terms of the Asset Purchase Agreement, Waterside has acquired the net assets associated with the Systems Integration Division of Netplex Systems, Inc. as of October 25, 2002 from the Company for Waterside’s cancellation of all debt (inclusive of interest) owed by the Company to Waterside, and consideration for the redemption of all preferred stock (inclusive of dividends) to be issued by the Company to Waterside and waiver and release of any and all claims against the Company by Waterside. The total amount of debt to be cancelled and preferred stock redeemed is $1.7 million. The Company recorded a gain from this debt extinguishment in the fourth quarter of 2002 of approximately $0.5 million.

Management intends to focus on improving the operations by growing both its business to consumer service (“Member Services”) and its business to business service (“Business Services”) offerings. Critical to the success of these operations is the Company’s ability to continue to attract members to the Member Services segment and to grow the Business Services segment by obtaining contracts and master agreements with employers who contract with large numbers of independent consultants. No assurances can be given that the Company will be successful in these efforts.

While the proceeds from the sale of the net assets Retail Practice Division, the relief from the principle and interest payments in connection with the cancellation of debt owed by the Company to Waterside for the sale of the net assets of the Systems Integration Divisions and the restructure of certain of its obligations and liabilities will help to sustain operations, management believes that to sustain operations for the foreseeable future, additional obligations and liabilities will need to be restructured. While management has been involved in discussions relative to such obligations with each respective party, no definitive agreements have been reached at this time and no assurances can be given that these efforts will be successful.

Critical Accounting Policies

Revenue Recognition

The Company derives its revenue primarily from service contracts.

Revenue in the Company’s Member Services segment is recognized as the fees (net revenue) it charges to its members for providing its back office services as these services are provided. Gross billings generated by Member Services segment operations for the years ended December 31, 2002, 2001 and 2000 were $28.1 million, $37.0 million and $42.5 million, respectively.

The Company recognizes revenue in its Business Services segment based on the gross amount billed to the customer derived from the hours worked and the contractual rate applied to those hours. This policy is in accordance with the guidance provided by EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” considering the Company has credit risk for the gross amounts of each transaction and can assert certain rights over the activities of each consultant.

The Company derived revenue from its discontinued operations from both services contracts and third party hardware and software resale contracts, exclusive of maintenance. Revenue from these operation’s time and materials contracts is recognized as services are performed and costs are incurred. Net revenues exclude reimbursable expenses charged to clients. Revenue for fixed–price contracts for these operations are recognized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction -Type and Certain Production-Type Contracts” using the percentage of completion method as costs are incurred and SAB 101, “Revenue Recognition” for all other transactions not covered by SOP 81-1. The Company records loss provisions for its contracts, if required, at the time such losses are identified. Revenue for maintenance contracts is recognized over the term of the arrangements. The Company recognizes software and hardware revenue, in accordance with SOP 97-1, “Software Revenue Recognition”, as products are shipped, provided that collection is determined to be probable and no significant obligations remain.

Management regularly reviews outstanding accounts receivable for collectability and provides for an allowance for doubtful accounts whenever necessary.

Goodwill and Other Intangible Assets

The Company amortized goodwill recognized prior to July 1, 2001, until January 1, 2002. Effective January 1, 2002, in accordance with SFAS 142, the Company discontinued amortization of its goodwill. Under SFAS 142, management is responsible for periodically assessing the carrying value of goodwill for possible impairment. This assessment involves significant judgment and estimates on the part of management about future cash flows which are expected to be generated by the associated reporting unit. The Company has assessed the continuing value of goodwill and determined that goodwill has not suffered any impairment.

Stock-Options

The Company accounts for activity under its stock option plans in accordance with the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and related interpretations. As permitted by SFAS No. 123, the Company has elected to continue to apply the provisions of ABP Opinion 25 and the pro forma disclosure provisions of SFAS No. 123.

At December 31, 2002, the Company has four stock-based compensation plans which are described more fully in Note 13. The Company accounts for the options granted to consultants under its Consultants’ Plan based upon the provisions of SFAS No. 123. The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its ISO, Directors’ and 2002 Stock Ownership Plans. Accordingly, no stock-based compensation expense has been reflected in net income for such stock option, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2002 Compared to 2001

Revenue for the year ended December 31, 2002 decreased $0.6 million or 22.2% to $2.2 million, compared to $2.8 million for the same period in 2001. Approximately $0.3 million of the decrease in revenue was attributed to each the Business Services segment and the Member Services segment. This decrease is primarily due to the reduction in billing utilization and billing rates of members as a result of the weakened US economy.

Revenue from consulting service contracts in the Company’s Member Services segment is recognized as the fees (net revenue) the Company charges its members for providing its corporate and back office services as these services are provided. Gross billings, revenue and average fee percentage for the Company’s Member Services Segment for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001
Gross Billings	$28.1	$37.0
Revenue (net basis)	$1.1	$1.4
Revenue % of Gross Billings	3.9%	3.8%

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

Gross profit for the year ended December 31, 2002 decreased $0.2 million or 14.5% to $1.1 million as compared to $1.3 million for the same period in 2001. This decline is primarily attributed to the lower volume of business in the Member Services segment due to a decrease in the number of members with billing activity. The gross profit and gross profit margins by segment were as follows:

	2002	2001
Gross Profit:
Member Services	$951	$1,152
Business Services	184	176

Total	$1,135	$1,328

Gross Margin
Member Services	85.8%	81.6%
Business Services	16.7%	12.3%
Total	51.3%	46.7%

Approximately 40% of the gross margin improvement was attributed to lower operating expenses and approximately 60% of the improvement was attributed to improved margins on Business Services segment contracts.

Selling, general and administrative expenses (“SG&A”) include sales and marketing, facility, administration, IT and financial services. SG&A decreased $4.3 million or 53.4% to $3.7 million from $8.0 million for the same period in 2001. Approximately, $0.8 million and $1.5 million of the decrease were attributed to the settlement costs associated with the Monster.com and DSA litigations, $0.3 million was attributable to a decrease in depreciation expense, $0.4 million was attributable to a decrease in professional fees and $1.2 million resulted from staff reductions (23 employees) implemented in 2001.

Interest expense increased $0.1 million to $0.1 million from the previous year. This increase is attributable to the interest on the notes payable to Waterside entered into in the fourth quarter of 2001 See Note 1 to the financial statements.

Income from discontinued operations for the year ended December 31, 2002 was $0.7 million compared to a loss from discontinued operations of $1.3 million for the same period in 2001. See Note 3 to the financial statements for a description of the discontinued operations.

The Company recorded a $2.0 million gain on the sale of the net assets of the discontinued operations of the Retail and Systems Integration Divisions of the Company’s subsidiary, Netplex Systems, Inc. The net assets associated with the Retail Practice Division were sold for $4.3 million in cash and the gain associated with the transaction was approximately $1.6 million. The net assets of the Systems Integration Division were sold in exchange for the cancellation of all debt (inclusive of interest) owed by the Company to Waterside, in consideration for the redemption of all preferred stock (inclusive of dividends) to be issued by the Company to Waterside and waiver and release of any and all claims against the Company by Waterside. The total amount of debt to be cancelled and preferred stock redeemed is $1.7 million. The Company recorded a gain from this debt extinguishment in the fourth quarter of 2002 of approximately $0.5 million. There was no income tax charges associated with these gains as they were offset in their entirety by the Company’s net operating losses.

No provision for income taxes was required for the year ended December 31, 2002 due to utilization of net operating loss carry forwards generated in previous years. No provision for income taxes was required for the year ended December 31, 2001 due to the generation of net losses.

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

Net income for the year ended December 31, 2002 was $0.7 million compared to a net loss of $8.5 million in the same period of 2001. The components of this change are discussed above.

Preferred stock dividends decreased $0.4 million or 65.6% to $0.2 million, compared to $0.6 million for the same period in 2001. This decrease is attributed to the redemption of the Class C preferred stock. See Note 12 to the financial statements.

2001 Compared to 2000

Revenue for the year ended December 31, 2001 increased $1.3 million or 84.8% to $2.8 million, compared to $1.5 million for the same period in 2000. The Company recognized approximately $1.4 million of revenue in the year ended December 31, 2001 from its Business Services segment introduced in late 2000 which was partially offset by the $0.1 million decrease in its Member Services segment revenue.

Revenue from consulting service contracts in the Company’s Member Services segment is recognized as the fees (net revenue) the Company charges its members for providing its corporate and back office services as these services are provided. Gross billings, revenue and average fee percentage for the Company’s Member Services Segment for the years ended December 31, 2001 and 2000 is as follows:

	2001	2000
Gross Billings	$37.0	$42.5
Revenue (net basis)	$1.4	$1.5
Revenue % of Gross Billings	3.8%	3.6%

Gross profit for the year ended December 31, 2001 increased $0.3 million or 31.2% to $1.3 million as compared to $1.0 million for the same period in 2000. This increase was primarily attributed to the $0.2 million gross profit attributed to the Business Services segment introduced in late 2000 The gross profit and gross profit margins by segment were as follows:

	2001	2000
Gross Profit:
Member Services	$1,152	$1,012
Business Services	176	—

Total	$1,328	$1,012

Gross Margin
Member Services	81.6%	65.8%
Business Services	12.3%	—
Total	46.7%	65.8%

Selling, general and administrative expenses (“SG&A”) include sales and marketing, facility, administration, IT and financial services. SG&A decreased $7.0 million or 46.7% to $8.0 million from $15.0 million for the same period in 2000. Of this decrease, approximately, $1.8 million resulted from the reductions in staff (27 employees) primarily from the restructuring in 2000, $1.2 million resulted from the reductions in staff (23 employees) in 2001, $0.7 of rent expense reductions for terminated leases, $1.3 million reduction of marketing costs which includes the

$0.6 million reduction of fees paid to TMP Interactive (monster.com) and $0.9 million reduction in web development costs. These reductions were partially offset by the $0.8 million settlement costs associated with the Monster.com litigation and the $1.5 million settlement costs associated with the DSA litigation (see Note 15 to the financial statements.

Restructuring charges of $1.5 million for the year ended December 31, 2000 were the result of the closing of the Company’s Roseland, New Jersey and Tampa, Florida offices and related payroll, severance, legal expenses. The cost reduction plan was a decision made by management and approved by the board of directors due to insufficient revenue growth, low utilization of technical staff, as well as excess general and administration expenses given the drop in revenue. Under the restructuring plan, thirty-seven employees were terminated, four were from the technical staff, five were from Contractor Resources, and 28 were from sales and corporate administration.

In the year ended December 31, 2001, the Company incurred approximately $489,000 of legal, accounting and printing costs associated with the Offering which contemplated granting at no cost to its security holders, transferable rights to purchase shares of common stock of its wholly owned subsidiary, Systems. The Company expensed these Offering costs in 2001 based upon the Company’s decision to abandon the Offering and sell Systems in a private transaction.

Loss from discontinued operations increased $0.6 million or 83.3% to $1.3 million as compared to $0.7 million for the same period in 2000. See Note 3 to the financial statements for a description of the discontinued operations.

Gain on the disposal of discontinued operations for the year ended December 31, 2000 was $0.5 million. There was no comparable gain in the same period of 2001. See Note 3 to the financial statements for a description of the gain on the disposal of discontinued operations.

No provision for income taxes was required for the year ended December 31, 2001 and 2000 due to the generation of net losses.

Net loss for the year ended December 31, 2001 was $8.5 compared to $15.3 million in the same period of 2000, a decrease in net loss of $6.8 million or 44.6%. The components of this decrease are discussed above.

Preferred stock dividends decreased $0.4 million or 38.4% to $0.7 million, compared to $1.1 million for the same period in 2000. This decrease is attributed to the partial redemption of the Class D preferred stock. See Note 12 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of December 31, 2002, the Company has a stockholders’ deficit of approximately $4.7 million and a working capital deficit of approximately $4.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2002, the Company had cash and cash equivalents of $1.2 million.

For the year ended December 31, 2002, the Company’s cash decreased by $0.1 million. The $2.8 million loss from continuing operations which was offset by a $1.5 million decrease in accounts payable and accrued expenses and the $4.3 million of cash proceeds from the sale of the net assets of the Retail division of Netplex Systems, Inc.

As of December 31, 2002, the Company does not have a line of credit facility.

The Company made no dividend payments on the Company’s Cumulative Preferred Stock during the year ended December 31, 2002. At December 31, 2002, accrued dividends on the Company’s Class A, Class D and Class E Preferred Stock were approximately $390,000.

On September 28, 2001, the Company entered into an agreement with Waterside whereby:

•	the Company paid $2,052,780 in the form of $1,000,000 cash and two secured commercial promissory notes in the original principal amounts of $900,000 and $152,780 for:

•	Waterside’s surrender to the Company for cancellation 1,500,000 shares of its Class C Preferred Stock;

•	Waterside’s guarantee of up to $400,000 of the Company’s subsidiary, Systems, revolving credit facility; and

•	Waterside surrendered for cancellation its warrant exercisable for 300,000 shares of the Company’s Common Stock;

•	the Company paid $50,000 of closing fees associated with the transaction; and

•	Waterside purchased from the Company 1,000 shares of the Company’s subsidiary, Systems, preferred stock for $1,000,000 which is recorded as a minority interest in the balance sheet.

The difference between the original face value (net of transaction fees) of the Series C Preferred Stock of $2,139,000 and the aggregate of the principal value of the note of $900,000 and the $1,000,000 of cash, equaling $239,000, was recorded as an addition to Additional Paid in Capital and has been added back in the loss applicable to common shareholders for computing earnings per share.

The promissory notes bore interest of 10% per annum. The $900,000 note as payable in quarterly installments of $15,000 and the $152,780 note was payable on January 1, 2002.

Since in the fall of 2000, management instituted several restructuring initiatives aimed at, among other things, improving the productivity and billable utilization of its staff and reducing operating expenses. These restructuring efforts included headcount reductions, consolidation of facilities and management of discretionary expenses. However, these actions were taken in a period where economic conditions in the United States and abroad created downward pressure on spending for information technology initiatives, including demand for the Company’s consulting services. In 2002, the Company did experience lower operating losses than those reported in 2001 and 2000 and a reduction in cash used in operations.

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. The actions taken by the Company are more fully described in Part I, Company Background and Development, located previously in this document.

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

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements listed in the accompanying index to Consolidated Financial Statements on Page F-1 herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table lists the names and ages of all of our executive officers and directors and the positions and offices held by each individual:

Name	Age	Title
Gene Zaino	45	Chief Executive Offices, Chairman, President and Director (Class III)
Peter Russo	56	Chief Financial Officer and Treasurer and Director (Class II)
Richard Goldstein	55	Director (Class I)
Steven L. Hanau	58	Director (Class II)
Kurt Malmgren	42	Director (Class I)

Gene Zaino has been a director of Netplex since August 1995 and became our Chief Executive Officer and Chairman upon completion of the merger with Netplex in June 1996. From November 1995 through the completion of the merger, Mr. Zaino functioned in the capacity of Chief Executive Officer. Mr. Zaino started his career at KPMG LLP in 1980. He was a founding principal of a subsidiary of Evernet Systems, Inc., which was acquired by Control Data Systems, Inc. in 1993. In January 1994, Mr. Zaino developed the business plan that led to the formation of Netplex. Mr. Zaino is a graduate of the University of Pennsylvania’s Wharton School of Business and is a Certified Public Accountant.

Peter Russo joined Netplex in January, 2000 as our Chief Accounting Officer and was promoted to Chief Financial Officer in October 2000. Mr. Russo was the Executive Vice President and Chief Financial Officer for Template Software, from May 1999 to January 2000, Senior Vice President and Chief Financial Officer at Computer People, Inc. from April 1997 to May 1999, Senior Vice President and Chief Financial and Administrative Officer at TRC Companies, Inc. from June 1993 to April 1997 and Treasurer and Controller at Gerber Scientific, Inc. from May 1990 to June 1993. Prior to that, Mr. Russo spent 11 years with a predecessor to PricewaterhouseCoopers, from 1969 to 1980, the last four years as Senior Audit Manager. Mr. Russo holds a bachelor’s degree in accounting from Niagara University and is a Certified Public Accountant.

Richard Goldstein has served as a director of Netplex since July 1996. Mr. Goldstein has been a Partner of Tardino Tocci Goldstein L.L.P., a New York City-based C.P.A. firm since 1992. Prior to 1992, Mr. Goldstein was a Tax Partner with KPMG LLP. Mr. Goldstein holds a Bachelor of Business Administration in Accounting and Master of Business Administration in Taxation from the City University of New York and is a Certified Public Accountant.

Steven Hanau became a director of Netplex in July 1998. Mr. Hanau became the President of DigitalNet, Inc. Government Services in September 2002. From February 2002 through September 2002, Mr. Hanau was a consultant to DigitalNet, Inc. Mr. Hanau served as Senior Vice-President, Marketplace Services for Commerce One from September 2000 to January 2002. Mr. Hanau served as Senior Vice-President of e-Business Outsourcing for AppNet from April 2000 to August 2000. Mr. Hanau served as President of Enterprise Services at Wang Global since August 1996. Prior to 1996, Mr. Hanau spent eight years at I-NET, becoming its President of Enterprise Services until Wang Global acquired I-NET. Mr. Hanau spent twenty two years in the U.S. Army, holding high level positions within the Army Chief of Staff and the Office of the Secretary of Defense. Mr. Hanau holds a degree from the United States Military Academy and earned advanced degrees in operations research from Stanford University and in business administration from Long Island University.

Kurt L. Malmgren became a director of Netplex in May 2002. He is a Certified Management Consultant. Kurt L. Malmgren Jr. has been Managing Director and founding principal of Malmgren & Associates, Ltd., a specialty corporate finance, consulting, and investment-banking firm serving the middle market since July 1996. Prior to 1996, Mr. Malmgren served eight years as Managing Director and principal of International Financial Resources, Ltd., a financial consultancy focused on operating, administering, and financing middle market businesses. Prior to 1988, Mr. Malmgren served in management and senior operational roles with Dictaphone Corporation, Figgie Acceptance, and James River Acceptance. Mr. Malmgren attended The American University in Washington, D.C. from 1978 to 1980 with a concentration in International Business and then attended the E. Claiborne Robins School of Business at the University of Richmond where he received a Bachelor of Science degree in Business Administration with a concentration in Finance and Economics in 1982. Mr. Malmgren has postgraduate education in Real Estate, Tax, and Law.

Board Composition. Our amended Certificate of Incorporation currently authorizes six (6) directors. Our Board of Directors currently consists of five (5) members. Our amended Certificate of Incorporation provides that our board of directors will be divided into three classes, Class I, Class II, and Class III, with each class serving staggered three-year terms. The terms of all of the directors have expired and they are serving until they or their successors are elected. Each will be designated as the nominees for the directors to be elected at the next shareholder meeting of the Company. Kurt Malmgren and Richard Goldstein will be nominated as Class I directors, and if elected will hold office until the 2003 annual meeting of shareholders. Peter Russo and Steven Hanau will be nominated as Class II directors and if elected will hold office 2004. Gene Zaino will be nominated as a Class III director, and if elected, will hold office until 2005. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This staggered classification of the board of directors may have the effect of delaying or preventing changes in control or management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of change in ownership of Common Stock of the Company. The same persons are also required by Commission regulation to furnish the Company with copies of all Section 16(a) forms that they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, and written representations that no other reports were required during the fiscal year ended December 31, 2002, compliance was made with all Section 16(a) filing requirements applicable to the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities.

Item 11. Executive Compensation.

The following table sets forth, for the fiscal years indicated, all compensation the Company paid to Gene Zaino, Chief Executive Officer and Peter J. Russo, Chief Financial Officer. The Company had no other executive officers, whose salary and bonus exceeded $100,000 for the year ended December 31, 2002.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary($)		Securities Underlying Options(3)	All Other Compensation
Gene Zaino, Chairman, CEO and President(1)	2002 2001 2000	$ $ $	243,750 275,000 275,000	(1,222,500 — 700,000)	$ $ $	40,000 2,991 14,140

Peter J. Russo, Senior Vice-President and CFO(2)	2002 2001 2000	$ $ $	187,500 200,000 182,211	(200,000 — 300,000)	$ $ $	22,500 3,462 4,663

(1)

Mr. Zaino is employed under an employment agreement through May 2003 pursuant to which he is currently paid a base salary of $275,000 per annum. Effective August 6, 2001, Mr. Zaino elected to participate in The Netplex Group, Inc. Employee Deferred Compensation Plan (“Deferred Compensation Plan”), deferring annual compensation of $125,000. For the years ended December 31, 2002 and 2001, Mr. Zaino deferred $93,750 and $48,077, respectively, under this plan. In October 2002, the Company issued 2,764,423 shares of common stock to The Netplex Group, Inc. Employee Deferred Compensation Trust for Mr. Zaino’s deferred compensation from the inception of the plan through September 30, 2002. In response to the Company’s negative cash flow, as of October 1, 2002, Mr. Zaino ceased his participation in the Deferred Compensation

Plan and instead, took a salary reduction equal to his salary deferral. The amount of salary reduction in 2002 was $31,250. In 2002, the Compensation Committee granted Mr. Zaino 1,600,000 shares of Common Stock with a fair market value of $0.025 per share. Additionally, pursuant to his employment agreement, Mr. Zaino may also receive an annual bonus at the sole discretion of the Board, based upon the financial and operating performance of the Company. The Company did not accrue any incentive compensation in 2002 or 2001 on behalf of Mr. Zaino. In addition, pursuant to his employment agreement, Mr. Zaino is entitled to receive 12 months base pay upon change of control.

(2)	Mr. Russo is employed under an employment agreement through May 2003 pursuant to which he is currently paid a base salary of $200,000 per annum. Effective August 6, 2001, Mr. Russo elected to participate in The Netplex Group, Inc. Employee Deferred Compensation Plan, deferring annual compensation of $50,000. For the years ended December 31, 2002 and 2001, Mr. Russo deferred $37,500 and $19,231, respectively, under this plan. In response to the Company’s negative cash flow, as of October 1, 2002, Mr. Russo ceased his participation in the Deferred Compensation Plan and instead, took a salary reduction equal to his salary deferral. The amount of salary reduction in 2002 was $12,500. In October 2002, the Company issued 1,105,770 shares of common stock to The Netplex Group, Inc. Employee Deferred Compensation Trust for Mr. Russo’s deferred compensation from the inception of the plan through September 30, 2002. In 2002, the Compensation Committee granted Mr. Russo 900,000 shares of Common Stock with a fair market value of $0.025 per share. Mr. Russo is also entitled to receive an annual bonus based on the financial and operating performance of the Company. The Company did not accrue any incentive compensation in 2002 or 2001 on behalf of Mr. Russo. In addition, pursuant to his employment agreement, Mr. Russo is entitled to receive 12 months base pay upon change of control.

(3)	Aggregated Option Exercises and Fiscal Year-end Option Values. Mr. Zaino and Mr. Russo relinquished 1,222,500 and 200,000 stock options, respectively in September 2002, and have no outstanding, unexercised options as of December 31, 2002.

Compensation of Directors. Effective September 2002, the Board of Directors agreed to compensate each outside director at the rate of $1,000 per meeting attended. Historically; directors were not paid to attend meetings; however, each director receives options to purchase 15,000 shares of common stock when he or she is first elected to the Board and is eligible for further awards subject to the stock option plan established for the directors. To date, options to purchase 285,000 shares at exercise prices ranging from $0.47 to $3.56 per share have been granted to directors. In September 2002, the directors relinquished options to purchase 247,500 common shares to the Company. In February 2000, each outside director received a cash bonus of $10,000 and in September 2002, the outside directors were granted 700,000 shares of common stock in aggregate, at a fair market value of $0.025 per share.

Report Of The Compensation Committee

Overall Policy. The Board of Directors of the Company establishes the overall goals and objectives of the Company and the policies to be followed in pursuing those goals and objectives, including the selection of necessary key management personnel, and auditing the performance of those personnel. The major responsibility for assisting in satisfying the compensatory aspect of the overall supervisory duty of the Board rests with the Compensation Committee. The membership of the Compensation Committee (collectively the “Committee”) is composed of independent non-employee directors who do not participate in any executive compensation plan. In order to achieve the overall goals and objectives of the Company, and recognizing the interest of the shareholders in that achievement, the Committee has developed and maintains an executive compensation policy based on a philosophy that links executive compensation to individual and corporate performance, and return to shareholders. This policy enables the Company to attract and retain highly motivated executive personnel of outstanding ability and initiative, and creates an identity of interests between executives and the Company’s shareholders. The Company’s executive compensation plan consists of basic cash compensation, the opportunity for annual cash incentive compensation, based on individual and corporate performance, and continuing stock-based compensation, geared to corporate performance. The Committee administers the Company’s cash incentive compensation policy and also comprises the Company’s Stock Option Committee, which administers the provisions of the stock-based compensation plan. The Committee takes various factors into consideration when establishing and reviewing executive compensation. There follows an explanation of general principles governing basic cash compensation, annual cash incentive compensation, stock-based incentive compensation and the factors considered in establishing basic cash compensation for 2002.

Basic Cash Compensation. The Committee, in determining basic cash compensation of the executive officers of the Company, considers corporate profitability, financial condition and the planned compensation budget for the Company. The Committee also considers the performance and compensation levels of other companies as more fully set forth under the caption “2002 Compensation”. The Committee does not consider these factors by any formula and does not assign specific weight to any given factor. Instead, the Committee applies its collective business judgment to reach a consensus on compensation fair to the Company, its shareholders and its executive officers. Under an executive employment agreement, the basic cash compensation of Mr. Zaino and Mr. Russo is no less than $275,000 and $200,000 per year, respectively.

Annual Cash Incentive Compensation. In addition to basic cash compensation, the Committee, has developed an informal annual cash incentive compensation policy, which is based on corporate profitability, financial condition, the planned compensation budget for the Company and subjective appraisal by the Committee, with the advice of the President, of the executive officer’s performance. The Committee does not consider these factors by any formula and does not assign specific weight to any given factor. Instead, the Committee applies its collective business judgment to reach a consensus on incentive compensation that is fair to the Company, its shareholders and its executive officers. The two current executive officers of the Company are considered by the Committee to have responsibilities that directly affect corporate performance and profitability and, accordingly, are currently eligible to receive cash incentive compensation. Specific awards are chosen annually by the Committee. In the years ended December 31, 2001, 2000 and 1999, the Committee has not awarded cash incentive compensation. The Committee also evaluates the appropriateness of issuing common stock in lieu of cash incentive compensation. In the year ended December 31, 2002, the Committee awarded common stock to the executive officers, the fair market value of which will be reflected in the Table under the caption “All Other Compensation.”

Stock-Based Incentive Compensation. The 1992 Incentive and Nonqualified Stock Option Plan was designed to create a common interest between key employees, including executive officers, and shareholders on a long-term basis. Its purpose was to encourage participants to maintain and increase their proprietary interests as shareholders in the Company and to benefit from the long-term performance of the Company. The Committee believes that a close linking of shareholder and key employee interests through the grant of stock options is important to the continuing success of the Company because stock options have no realizable value unless the price of the Common Stock increases. The exercise price of the stock options equals the market price of the Common Stock on the date of grant and the options have a ten year life. The Plan is administered by the Committee. The Committee employs the same principles with respect to stock-based incentive compensation as it does with respect to grants of cash incentive compensation.

Deferred Compensation. The Netplex Group, Inc. Employee Deferred Compensation Plan (the “Plan”) was adopted by the Board of Directors on August 6, 2001. The Plan is designed to create a common interest between key employees, including executive officers, who have the capacity to make substantial contributions to the success of the Company. Its purpose is to encourage participants to maintain and increase their proprietary interests as shareholders in the Company and to benefit from the long-term performance of the Company by deferring a percentage of their compensation into their benefit accounts on a non-elective basis, periodically as earned. Each of the participants’ deferred compensation is converted to share units at a ratio determined by the plan administrator. In 2002, the Compensation Committee approved an amendment to the Plan to provide the Company the option to pay the deferred compensation earned by the participant prospectively in cash.

2002 Compensation. The Committee, in determining the 2002 basic cash compensation of the executive officers of the Company, considered the factors described in this Report. Gene Zaino is Chairman of the Board and Chief Executive Officer of the Company and Peter Russo is Chief Financial Officer and Executive Vice-President of the Company. As such, Mr. Zaino and Mr. Russo have the ultimate management responsibility for the strategic direction, performance, operating results and financial condition of the Company, and the execution of corporate policies and procedures. Pursuant to their respective employment agreements, Mr. Zaino and Mr. Russo receive a base salary of $275,000 and $200,000, respectively. The Committee awarded Mr. Zaino and Mr. Russo 1,600,000 and 900,000 shares of Common Stock at a fair market value of $0.025 as incentive compensation in 2002. Mr. Zaino and Mr. Russo deferred annual compensation of $125,000 and $50,000, respectively, on a non-elective basis.

/s/ THE COMPENSATION COMMITTEE
Steven Hanau
Richard Goldstein

Performance Graph

[GRAPHIC APPEARS HERE]

The above graph demonstrates a comparison of cumulative total returns based upon an initial investment of $100.00 in the Company’s Common Stock as compared with the Russell 2000 Index (with dividends reinvested) and the Nasdaq Stock Market-U.S. Index. The stock price performance shown on the graph is not necessarily indicative of future price performance and only reflects the Company’s relative stock price on December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000, December 29, 2001 and December 2002.

THE INFORMATION CONTAINED IN THE STOCK PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE ‘SOLICITING MATERIAL’ OR TO BE FILED WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information concerning ownership of the Company’s Common Stock, as of March 1, 2003, by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each nominee for Director, each executive officer, and by all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)
	Number		Percent
Gene Zaino**	6,132,653	(2)	18.5%
Peter J. Russo**	2,465,425	(3)	7.4%
Richard Goldstein**	327,500		1.0%
Steve Hanau**	322,500		1.0%
Kurt Malmgren**	100,000		*
All directors and Executive officers as a Group (5 persons)	9,348,078		28.2%

*	Less than 1%.

**	Each of the executive officers and directors use 1800 Robert Fulton Drive, Second Floor, Reston, VA 20191 as their address for the purposes of this report.

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

(2)	Consists of 3,368,230 shares of Common Stock owned and 2,764,423 shares of Common Stock held in the Netplex Group, Inc. Employee Deferred Compensation Trust for the benefit of Mr. Zaino.

(3)	Consists of 1,359,655 shares of Common Stock owned and 1,105,770 shares of Common Stock held in the Netplex Group, Inc. Employee Deferred Compensation Trust for the benefit of Mr. Russo.

Item 13. Certain Relationships and Related Transactions.

In January 1997 the Company loaned $150,000 to Mr. Zaino, its chief executive officer, for relocation expenses. The loan bears interest at 8% per annum. The note and accrued interest were paid in full in January 2000.

A director of the Company from November 1998 until April 2002 was the President, Chief Executive Officer and Director of Waterside, the holder of the Company’s Class C preferred shares. The following were the transactions by and between the Company and Waterside during the director’s service on the Company’s Board of Directors:

On September 28, 2001, the Company entered into an agreement with Waterside whereby:

•	the Company paid $2,052,780 in the form of $1,000,000 cash and two secured commercial promissory notes in the original principal amounts of $900,000 and $152,780 for:

•	Waterside’s surrender to the Company for cancellation, 1,500,000 shares of its Class C Preferred Stock;

•	Waterside’s guarantee of up to $400,000 of the Company’s subsidiary, Systems, revolving credit facility; and

•	Waterside surrendered for cancellation, its warrant exercisable for 300,000 shares of the Company’s Common Stock;

•	the Company paid $50,000 of closing fees associated with the transaction; and

•	Waterside purchased from the Company 1,000 shares of the Company’s subsidiary, Systems, preferred stock for $1,000,000 which is recorded as a minority interest in the balance sheet.

The promissory notes bore interest of 10% per annum. The $900,000 note was payable in quarterly installments of $15,000 and the $152,780 note was payable at the earlier of the closing of the Offering or January 1, 2002.

The Director’s resignation was not the result of any disagreement related to the Company’s operations, policies or practices.

The Company paid approximately $15,000, $3,000 and $18,000 in 2002, 2001 and 2000, respectively for accounting, tax and consulting services to an accounting firm, in which Mr. Goldstein, a director of the Company, is a partner. The Company has a recorded liability for amounts owed to the accounting firm of $50,000.

The Company paid approximately $59,000 and $32,000 in 2002 and 2001, respectively for the professional services related to the restructuring of the Company’s debt to a management consulting firm in which the founding principal and managing director of the firm is a director of the Company. Included in the current year amount paid is the cost to issue 550,000 shares of the Company’s common stock to the management consulting firm for services performed. The Company recorded an expense of $13,750 related to this stock payment. The Company has a recorded liability for amounts owed the management consulting firm of $238,000.

Item 14. Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting then in as timely manner to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls after the date of our most recent evaluation.

PART IV

Item 15. Exhibits and Reports on Form 8-K.

(a)	1. Financial Statements and Schedules. The following financial statements are included herein:

2. Consolidated Financial Statement Schedules

The following consolidated financial statement schedule of the Company for each of the years ended December 31, 2002, 2001 and 2000 is filed as part of this Form 10-K, and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto of the Company.

Schedule I — Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits

Exhibit Number	Description of Document

2.1	Agreement and Plan of Reorganization and Merger dated as of November 20, 1995, by and among The Netplex Group, Inc., America’s Work Exchange, Inc. and the Company./1/

2.2	Asset Purchase Agreement, by and between CGI Information Systems Management Consultants, Inc. and Netplex Systems, Inc., dated May 15, 2002./2/

2.3	Asset Purchase Agreement, by and between Waterside Capital Corporation, The Netplex Group, Inc. and Netplex Systems, Inc., dated November 1, 2002./3/

3.1	Bylaws./4/

3.2	Amended and Restated Certificate of Incorporation./4/

3.3	Amendment to the Amended and Restated Certificate of Incorporation./1/

3.4	Amendment to the Amended and Restated Certificate of Incorporation./5/

3.5	Amendment to the Amended and Restated Certificate of Incorporation./6/

3.6	Amendment to the Amended and Restated Certificate of Incorporation./7/

3.7	Certificate of Amendment of the Certificate of Incorporation of Netplex Systems, Inc./8/

4.1	Form of Prepaid Warrant issued to Purchasers in April 1998 Private Placement./9/

4.2	Form of Incentive Warrant issued to Purchasers in April 1998 Private Placement./9/

4.3	Placement Agency Agreement dated September 25, 1998./5/

4.4	Incentive Stock Purchase Warrant dated September 28, 1998./5/

4.5	Prepaid Common Stock Warrant dated September 28, 1998./5/

4.6	Registration Rights Agreement between Netplex and the Initial Investors dated September 28, 1998./5/

4.7	Securities Purchase Agreement dated September 25, 1998./5/

Exhibit Number	Description of Document

4.8	Securities Purchase Agreement, dated as of March 28, 2000, by and among Netplex and the Buyers./6/

4.9	Form of Warrant Agreement, dated as of March , 2000, by and between Netplex and each of the Buyers./6/

4.10	Registration Rights Agreement, dated as of March 28, 2000, by and among Netplex and the Buyers./6/

4.11	Form of Prepaid Common Stock Purchase Warrant, dated March , 2000 by and between Netplex and each of the Holders./6/

4.12	Form of The Netplex Group, Inc. Incentive Stock Purchase Warrant, dated as of March , 2000, by and between Netplex and each of the Holders./6/

4.13

Amendment #1 to Securities Purchase Agreement Dated March 28, 2000 By and among The Netplex Group, Inc., HFTP Investment L.L.C., Wingate Capital Ltd., and Fisher Capital Ltd. dated and effective July 31, 2000./10

4.14	Warrant issued to Pennsylvania Merchants Group for the right to purchase 500,000 shares of common stock, dated December 12, 2000./11/

4.15	Registration Rights Agreement between Netplex Systems, Inc. and Waterside Capital Corporation dated September 28, 2001./8/

4.16	Investor Rights Agreement and Amended and Restated Investor Rights Agreement between Netplex Systems, Inc. and Waterside Capital Corporation dated September 30, 2001./8/

4.17	Workout and Collateral Release Agreement, by and among Netplex Systems, Inc, The Netplex Group, Inc. and Waterside Capital Corporation dated May 15, 2002./2/

4.18	Addendum to the Workout and Collateral Release Agreement, by and among Netplex Systems, Inc., The Netplex Group, Inc. and Waterside Capital Corporation dated September 23, 2002./12/

4.19	Stipulation of Settlement by and among TMP Interactive Inc. and The Netplex Group, Inc. dated August 7, 2001./13/

10.1	1992 Incentive and Non-Qualified Stock Option Plan./14/

10.2	Amendment to 1992 Incentive and Non-Qualified Stock Option Plan./15/

10.3	1995 Directors Stock Option Plan./14/

10.4	1995 Consultant’s Stock Option Plan./14/

10.5	The Netplex Group, Inc. 2002 Stock Ownership Plan./17/

10.6	Form of Indemnification Agreement between the Officers and Directors of Netplex and Netplex (with schedule attached)./16/

10.7	Employment Agreement between Netplex and Gene Zaino./17/

10.8	Employment Agreement between Netplex and Peter Russo./17/

10.9	Release of Guaranty, by and between American Commercial Finance Corporation and Waterside Capital Corporation, dated May 15, 2002./17/

10.10	Master Agreement between The Netplex Group, Inc., Netplex Systems, Inc. and Waterside Capital Corporation dated September 28, 2001./8/

10.12	Secured Commercial Note for $900,000 by and among The Netplex Group, Inc. and Waterside Capital Corporation dated September 28, 2001./8/

10.13	Secured Commercial Note for $154,697.45 by and among The Netplex Group, Inc. and Waterside Capital Corporation dated September 28, 2001./8/

10.14	Security Agreement (Preferred Stock and Credit Guaranty) between Netplex Systems, Inc. and Waterside Capital Corporation dated September 28, 2001./8/

10.15	Security Agreement ($900,000 and $154,697.45 Commercial Notes) between Netplex Systems, Inc. and Waterside Capital Corporation dated September 28, 2001./8/

10.16	First Amendment to Secured Commercial Note for $900,000, by and among The Netplex Group, Inc. and Waterside Capital Corporation dated May 15, 2002./12/

10.17	Secured Commercial Note for $500,000, by and among The Netplex Group, Inc. and Waterside Capital Corporation dated May 15, 2002./12/

10.18	Surrender and Acceptance Agreement, by and between The Netplex Group, Inc. and Roseland II LLC, dated May 15, 2002./17/

10.19	The Netplex Group, Inc. Employee Deferred Compensation Plan./13/

Exhibit Number	Description of Document

10.20	Amended and Restated The Netplex Group, Inc. Deferred Compensation Plan./12/

10.21	Settlement Agreement and Release by and among Data Systems Analysts, Inc. and The Netplex Group, Inc. and Technology Development Systems, Inc. dated December 28, 2001. /13/

10.22	Amendment to Settlement Agreement and Release, by and between Data Systems Analysts, Inc. and The Netplex Group, Inc. and Technology Developments Systems, Inc., dated May 23, 2002./17/

10.23	Settlement Agreement, by and between Robert J. Hisel, Jr., Preferred Systems Solutions, Inc. and The Netplex Group, Inc., dated May 22, 2002./17/

21	Subsidiaries of the Netplex Group, Inc.

23	Consent of Grant Thornton, LLP.

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 filed on March 31, 1997 (Commission File No. 33-57546).
2	Incorporated by reference to the Company’s Current Report on Form 8- K filed on May 30, 2002 (Commission File No. 001-11784).
3	Incorporated by reference to the Company’s Current Report on Form 8- K filed on November 12, 2002 (Commission File No. 001-11784).
4	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on January 29, 1993 (Commission File No. 33-57546).
5	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on November 13, 1998 (Commission File No. 333-67321).
6	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2000 (Commission File No. 1-11784).
7	Incorporated by reference to the Company’s Current Report on Form 8- K filed on November 13, 2000 (Commission File No. 001-11784).
8	Incorporated by reference to the Company’s Quarterly Report on Form 10- Q for the quarterly period ended September 30, 2001 filed on November 14, 2001. (Commission File No. 001-11784)
9	Incorporated by reference to the Company’s Annual Report on Form 10- K for the year ended December 31, 1997 filed on April 15, 1998. (Commission File No. 001-11784).
10	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 8, 2000 (Commission File No. 333-36572).
11	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 30, 2001 (Commission File No. 001-11784).
12	Incorporated by reference to the Company’s Quarterly Report on Form 10- Q for the quarterly period ended September 30, 2002 filed on November 14, 2002. (Commission File No. 001-11784).
13	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on April 15, 2002. (Commission File No. 001-11784).
14	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on December 31, 1996 (Commission File No. 333-19115).
15	Incorporated by reference to the Company’s Definitive Proxy Statement Form DEF 14A filed on May 12, 1999. (Commission File No. 001-11784).
16	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on June 29, 2000 (Commission File No. 333-36572)
17	Incorporated by reference to the Company’s Quarterly Report on Form 10- Q for the quarterly period ended June 30, 2002 filed on August 14, 2002. (Commission File No. 001-11784).

(b)	The Company filed on Form 8-K in the quarter ended December 31, 2002 the following:

On November 11, 2002, the Company filed a Form 8-K to announce that it consummated a transaction pursuant to an Asset Purchase Agreement by and between the Company and Waterside Capital Corporation whereby Waterside acquired the net assets associated with the Systems Integration Division of Netplex Systems, Inc. as of October 25, 2002 from the Company for Waterside’s cancellation of all debt ($1.2 million, inclusive of interest) owed by the Company to Waterside, and consideration for the redemption of all preferred stock (face amount of $0.5 million, inclusive of dividends) to be issued by the Company to Waterside and waiver and release of any and all claims against the Company by Waterside.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of April 2003.

THE NETPLEX GROUP, INC.

By:	/s/ GENE ZAINO
Gene Zaino Chairman and C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GENE ZAINO Gene Zaino	Chairman, Chief Executive Officer and Director [Principal Executive Officer]	April 11, 2003

/s/ PETER RUSSO Peter Russo	Chief Financial Officer, Treasurer and Director [Principal Financial Officer]	April 11, 2003

/s/ RICHARD GOLDSTEIN Richard Goldstein	Director	April 11, 2003

/s/ STEVEN HANAU Steven Hanau	Director	April 11, 2003

/s/ KURT MALMGREN Kurt Malmgren	Director	April 11, 2003

The Netplex Group, Inc. and Subsidiaries

Certifications

I, Gene Zaino, certify that:

1.	I have reviewed this annual report on Form 10-K of The Netplex Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: April 11, 2003	/s/ GENE M. ZAINO
Gene M. Zaino Chairman of the Board (Principal Executive Officer)

The Netplex Group, Inc. and Subsidiaries

Certifications

I, Peter Russo, certify that:

1.	I have reviewed this annual report on Form 10-K of The Netplex Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: April 11, 2003	/s/ PETER J. RUSSO
Peter J. Russo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SCHEDULE I

THE NETPLEX GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

	Balance at beginning of period	Additions charged to operations	Write-offs	Balance at end of period
Allowance for doubtful accounts
Year Ended:
December 31, 2000	$—	$97	$—	$97

December 31, 2001	$97	$89	$—	$186

December 31, 2002	$186	$9	$(131)	$64

	Balance at beginning of period	Additions charged to operations	Write-offs	Balance at end of period
Valuation allowance against deferred tax assets
Year Ended:
December 31, 2000	$8,335	$5,884	$—	$14,219

December 31, 2001	$14,219	$4,043	$—	$18,262

December 31, 2002	$18,262	$(1,290)	$—	$16,972

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

The Netplex Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Netplex Group, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Netplex Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and has used cash in operations in four of the last five years. In addition, as of December 31, 2002, the Company has a stockholders’ deficit of approximately $4.7 million and a working capital deficit of approximately $4.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

In connection with our audits of the consolidated financial statements referred to above, we have audited Schedule II—Valuation and Qualifying Accounts, for each of the three years in the period ended December 31, 2002. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Vienna, Virginia

February 13, 2003

THE NETPLEX GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

December 31,

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$1,153	$1,251
Accounts receivable, net of allowance for doubtful accounts of $64 and $186, respectively	343	501
Prepaid expenses and other current assets	84	236
Current assets of discontinued operations	—	2,146

Total current assets	1,580	4,134
Property and equipment, net	150	579
Other assets	94	158
Goodwill and other intangible assets, net	124	124
Long-term assets of discontinued operations	—	3,645

Total assets	$1,948	$8,640

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Line of credit	$—	$128
Accounts payable	1,776	2,264
Accrued compensation and other accrued expenses	4,001	4,629
Accrued litigation settlements	—	1,510
Capital lease obligation, current portion	—	108
Note payable, current portion	—	1,062
Other current liabilities	7	103
Current liabilities of discontinued operations	—	3,054

Total current liabilities	5,784	12,858
Capital lease obligations long-term, net of current portion	—	2
Note payable, net of current portion	895	825
Long-term liabilities of discontinued operations	—	—

Total liabilities	6,679	13,685

Commitments and contingencies
Minority interest in subsidiary	—	1,000

Stockholders’ equity (deficit)
Preferred Stock:
Class A Cumulative, $.01 par value, liquidation preference of $4.00 per share, 2,000,000 shares authorized, 80,597 shares issued and outstanding at December 31, 2002 and 2001	1	1
Class D Cumulative, $.01 par value; liquidation preference of $1,000 per share; 10,000 shares authorized; 1,324 shares issued and outstanding at December 31, 2002 and 2001	1	1
Class E Cumulative, $.01 par value; liquidation preference of $1,000 per share; 3,000 shares authorized; 3,000 shares issued and outstanding at December 31, 2002 and 2001	1	1
Common Stock: $.001 par value, 100,000,000 shares authorized, 33,212,764 and 23,050,360 shares issued and outstanding at December 31, 2002 and 2001, respectively	33	23
Additional paid in capital	33,138	32,583
Accumulated deficit	(37,905)	(38,654)

Total stockholders’ equity (deficit)	(4,731)	(6,045)

Total liabilities and stockholders’ equity (deficit)	$1,948	$8,640

See accompanying notes to consolidated financial statements.

THE NETPLEX GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Years Ended December 31,

	2002	2001	2000
Revenue	$2,213	2,844	$1,539
Cost of revenue	1,078	1,516	527

Gross profit	1,135	1,328	1,012

Operating expenses
Selling, general and administrative expenses	3,730	7,995	14,989
Restructure charges			1,512

Operating loss	(2,595)	(6,667)	(15,489)
Interest expense, net	110	(24)	41
Abandoned offering costs	—	489	—

Net loss before income taxes	(2,705)	(7,132)	(15,530)
Provision for income taxes	—	—	—

Loss from continuing operations before minority interest	(2,705)	(7,132)	(15,530)
Minority interest	—	—	482

Loss from continuing operations	(2,705)	(7,132)	(15,048)
Gain (loss) from discontinued operations (net of income taxes) – Note 3	707	(1,329)	(725)
Gain on sale of discontinued operations (net of income taxes) – Note 3	2,040	—	513

Gain (loss) from discontinued operations	2,747	(1,329)	(212)

Net gain (loss) before extraordinary items	42	(8,461)	(15,260)
Extraordinary items	707	—	—

Net Income (loss)	749	(8,461)	(15,260)
Preferred Stock dividend	(228)	(663)	(1,076)
Contributions from exchange of Preferred Stock	—	239	3,177

Income (loss) applicable to common shareholders	$521	$(8,885)	$(13,159)

Basic income (loss) per common share:
Continuing operations	$(0.12)	$(0.34)	$(0.71)
Discontinued operations	0.11	(0.05)	(0.01)
Extraordinary items	0.03	—	—

Total	$0.02	$(0.39)	$(0.72)

Diluted income (loss) per common share:
Continuing operations	$(0.02)	$(0.34)	$(0.71)
Discontinued operations	0.02	(0.05)	(0.01)
Extraordinary items	0.00	—	—

Total	$0.00	$(0.39)	$(0.72)

Weighted average common shares outstanding:
Basic	25,585	22,509	18,356

Diluted	162,193	22,509	18,356

See accompanying notes to consolidated financial statements.

THE NETPLEX GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

	Class A Cumulative Convertible Preferred Stock		Class C Cumulative Convertible Preferred Stock		Class D Cumulative Convertible Preferred Stock		Class E Cumulative Convertible Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Share	$	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$
Balance January 1, 2000	109,961	$1,099	1,500,000	$15,000	—	$—	—	$—	16,137,250	$16,137	$21,762,418	$(14,932,347)	$6,862,307
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,260,233)	(15,260,233)
Preferred Stock dividends	—	—	—	—	—	—	—	—	190,608	191	(533,196)	—	(533,005)
Conversions of Class A Preferred to Common Stock	(29,364)	(294)	—	—	—	—	—	—	29,364	29	265	—	—
Private placement of Class D Preferred Stock	—	—	—	—	10,000	100	—	—	—	—	9,434,311	—	9,434,411
Exercise of Prepaid Common Stock purchase warrant	—	—	—	—	—	—	—	—	560,748	561	(561)	—	—
Private placement of Prepaid Common Stock warrants	—	—	—	—	—	—	—	—	—	—	1,312,000	—	1,312,000
Conversion of Class D Preferred to Class E Preferred Stock	—	—	—	—	(6,177)	(62)	3,000	30	—	—	32	—	—
Conversion of Class D Preferred to Common Stock	—	—	—	—	(1,178)	(12)	—	—	1,808,473	1,808	(1,796)	—	—
Redemption of Series D Preferred Stock	—	—	—	—	(500)	(5)	—	—	—	—	(499,995)	—	(500,000)
Restructure fees	—	—	—	—	—	—	—	—	—	—	(79,280)	—	(79,280)
Common Stock issued	—	—	—	—	—	—	—	—	1,000	1	655	—	656
Exercise of Common Stock warrants	—	—	—	—	—	—	—	—	257,378	257	388,350	—	388,607
Exercise of Common Stock options	—	—	—	—	—	—	—	—	1,835,627	1,836	2,551,032	—	2,552,868

Balance December 31, 2000	80,597	$805	1,500,000	$15,000	2,145	$21	3,000	$30	20,820,448	$20,820	$34,334,235	$(30,192,580)	$4,178,331
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,461,155)	(8,461,155)
Preferred Stock dividends	—	—	—	—	—	—	—	—	—	—	(334,732)	—	(334,732)
Issue Common Stock in lieu of Dividends	—	—	—	—	—	—	—	—	928,865	929	103,611	—	104,540
Conversion of Class D Preferred to Common Stock	—	—	—	—	(821)	(8)	—	—	1,251,047	1,251	(1,242)	—	—
Common Stock issued	—	—	—	—	—	—	—	—	50,000	50	14,450	—	14,500
Redemption of Series C Preferred Stock	—	—	(1,500,000)	(15,000)	—	—	—	—	—	—	(1,931,235)	—	(1,946,235)
Redemption legal fees	—	—	—	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Fair market value of warrants issued	—	—	—	—	—	—	—	—	—	—	360,000	—	360,000
Conversion of deferred compensation to equity	—	—	—	—	—	—	—	—	—	—	90,000	—	90,000

Balance December 31, 2001	80,597	$805	—	$—	1,324	$13	3,000	$30	23,050,360	$23,050	$32,585,086	$(38,653,735)	$(6,044,751)
Net income	—	—	—	—	—	—	—	—	—	—	—	749,109	749,109
Preferred Stock dividends	—	—	—	—	—	—	—	—	—	—	(228,570)	—	(228,570)
Conversion of Netplex Systems Equity											500,000		500,000
Common Stock issued to employees, officers and directors	—	—	—	—	—	—	—	—	5,385,000	5,385	129,240	—	134,625
Conversion of deferred compensation to equity	—	—	—	—	—	—	—	—	4,777,404	4,777	154,165	—	158,942

Balance December 31, 2002	80,597	$805	—	$—	1,324	$13	3,000	$30	33,212,764	$33,212	$33,139,921	$(37,904,626)	$(4,730,645)

See accompanying notes to consolidated financial statements.

5

THE NETPLEX GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended December 31,

	2002	2001	2000
Operating activities:
Net income (loss)	$749	$(8,461)	$(15,260)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Income) loss from discontinued operations	(707)	1,329	725
Gain on sale of discontinued operations	(2,040)	—	(513)
Extraordinary items	(707)	—	—
Depreciation and amortization of property and equipment	457	723	621
Amortization of goodwill and other intangibles	—	62	58
Amortization of fair market value of warrants	—	360	—
Deferred compensation	159	90	—
Stock issued for services rendered	134	14	—
Change in assets and liabilities of continuing operations, net of effects of acquisitions:
Accounts receivable	158	(748)	316
Prepaid expenses and other current assets	152	339	168
Other assets, net	63	711	(242)
Accounts payable and accrued expenses	(1,468)	290	1,121
Accrued litigation settlements	(530)	1,510	—
Deferred revenue	(96)	103	—

Net cash used in continuing operating activities	(3,676)	(3,678)	(13,006)

Net cash (used in) provided by discontinued operations	(51)	1,810	3,228

Investing activities:
Proceeds from sale of Retail Division of Netplex Systems, Inc.	4,300	—	—
Purchases of property and equipment	(27)	(206)	(936)

Net cash provided by (used in) investing activities	4,273	(206)	(936)

Financing activities:
Line of credit payments, net	(128)	(226)	(1,416)
Payment of note payable	(516)	—	(425)
Payment of capital lease obligations	—	(90)	(76)
Sale of minority interest in subsidiary	—	1,000	(482)
Net proceeds from sale of stock	—	—	9,435
Net proceeds from sale of prepaid warrants	—	—	1,312
Proceeds from the exercise of stock options and warrants	—	—	2,943
Purchase and retirement of preferred stock	—	(941)	(579)
Payment of preferred stock dividends	—	(231)	(533)

Net cash (used in) provided by financing activities	(644)	(488)	10,179

Decrease in cash and cash equivalents	(98)	(2,562)	(535)
Cash and cash equivalents at beginning of year	1,251	3,813	4,348

Cash and cash equivalents at end of year	$1,153	$1,251	$3,813

	2002	2001		2000
Supplemental information:
Cash paid during the year for interest	$291		$28	$105

Extraordinary Item—debt forgiveness:	$707		$—	$—

Cancellation of debt with sale of Systems Integration Division of Netplex Systems, Inc. in exchange for net assets	$1,236		$—	$—

Restructure of equity/debt:
Minority Interest in Subsidiary	$(1,000)	$		$—
Note Payable	$500		$1,055	$—
Preferred Stock	$500		$(1,055)	$—

See accompanying notes to consolidated financial statements.

THE NETPLEX GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000, 1999 AND 1998

(1)	The Business and Liquidity

In 1996, a merger was consummated between Complink, Inc., America’s Work Exchange and The Netplex Group, Inc. (collectively referred to as “Netplex” or “the Company”). The merger was accounted for under the purchase method of accounting as a reverse merger, since the shareholders of Netplex, which had common control, received the larger of the voting rights of the combined entity. As a result, Netplex was considered the acquirer for accounting purposes.

The Company provides certain business management and administrative services for independent consultants and organizations who have a contingent work force. In both respects, the contractors become the Company’s employees.

The Company’s continuing operations are principally conducted from Virginia and at customer locations throughout the United States.

The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of December 31, 2002, the Company has a stockholders’ deficit of approximately $4.7 million and a working capital deficit of approximately $4.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Over the past three years, management instituted several restructuring initiatives aimed at, among other things, improving the productivity and billable utilization of its staff and reducing operating expenses. These restructuring efforts included headcount reductions, consolidation of facilities and management of discretionary expenses. However, these actions were taken in a period where economic conditions in the United States and abroad created downward pressure on spending for information technology initiatives, including demand for the Company’s consulting services. In 2002, the Company did experience lower operating losses than those reported in 2001 and 2000 and a reduction in cash used in operations. However, given the Company’s current operating outlook and continuing economic uncertainty, the Company’s liquidity and financial position are such that additional capital may be needed in the future to sustain operations.

In late 2001, the Company began exploring alternatives to raising additional capital and restructuring its obligations and capital structure. Among the alternatives considered included a rights offering aimed at raising capital through the issuance of additional shares of its Netplex Systems subsidiary (“Offering”). Management chose to not pursue the Offering further, choosing instead to entertain offers for the operations comprising Netplex Systems (either as a whole or in parts), at which time the Netplex Systems subsidiary operations were classified as discontinued operations. In March 2002, the Company entered into non-binding letter of intent to sell the assets of its retail consulting business. On May 15, 2002, the Company consummated the transaction pursuant to an Asset Purchase Agreement by and between the Company and CGI Information Systems & Management Consultants, Inc. (“CGI”). Under the terms of the Asset Purchase Agreement, CGI has acquired the net assets associated with the Retail Practice Division of Netplex Systems, Inc. as of April 26, 2002 from the Company for $4.3 million in cash. The Company recorded a gain from this sale in the second quarter of 2002 of approximately $1.6 million, which is included in the gain on sale of discontinued operations line on the statement of operations.

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

The Company restructured certain of its obligations and liabilities during the second quarter of 2002 which resulted in an $0.7 million extraordinary gain for the period, net of income taxes. The extraordinary items included the extinguishment of $0.3 million of rent liabilities related to excess office space and the reduction of $0.4 million of obligations associated with the acquisition of the PSS Group, Inc. in 1998. There was no income tax charges associated with these extraordinary gains as they were offset in their entirety by the Company’s net operating losses. Additionally, the Company restructured its $1.4 million litigation settlement debt, $1.1 million of which was currently due and $0.3 million which was payable December 31, 2002, as follows:

•	Payment of $505,000 cash in May 2002;

•	Commitment to pay 20% of the proceeds, in excess of $2.0 million, from the sale of the Systems Integration Division of Netplex Systems, Inc. (included in discontinued operations)(the proceeds from the subsequent sale of the Systems Integration Division were less than $2.0 million, see Note 3 to the financial statements); and

•	Commitment to pay an additional payment if on or before May 23, 2007, the proceeds received either from the sale of the Company, or the reported market capitalization of the Company for any consecutive five-day period, exceeds $20.0 million, then commensurate with such sale or within thirty days of attaining such market capitalization, as the case may be, Netplex shall pay an amount equal to the lesser of (i) such excess or (ii) $895,000. Since the restructuring, the Company continues to classify $895,000 as a long term debt.

On November 1, 2002, the Company consummated a transaction pursuant to an Asset Purchase Agreement by and between the Company and Waterside. Under the terms of the Asset Purchase Agreement, Waterside has acquired the net assets associated with the Systems Integration Division of Netplex Systems, Inc. as of October 25, 2002 from the Company for Waterside’s cancellation of all debt (inclusive of interest) owed by the Company to Waterside, and consideration for the redemption of all preferred stock (inclusive of dividends) to be issued by the Company to Waterside and waiver and release of any and all claims against the Company by Waterside. The total amount of debt to be cancelled and preferred stock redeemed is $1.7 million. The Company recorded a gain from this debt extinguishment in the fourth quarter of 2002 of approximately $0.5 million, which is included in the gain on sale of discontinued operations line on the statement of operations.

While the proceeds from a Retail Division sale, the cancellation of the Waterside debt/equity and the restructuring of the liabilities will help to sustain operations, management believes that to sustain operations for the foreseeable future, additional obligations and liabilities will need to be restructured. While management has been involved in discussions relative to such obligations with each respective party, no definitive agreements have been reached at this time and no assurances can be given that these efforts will be successful. Additionally, given the Company’s current operating outlook and continuing economic uncertainty, the Company’s liquidity and financial position are such that additional capital may be needed in the future to sustain operations.

Management intends to focus on improving the operations of its its business to consumer service (“Member Services”) and its business to business service (“Business Services”) offerings. Critical to the success of these operations is the Company’s ability to continue to attract members to the Member Services segment and to grow the Business Services segment by obtaining contracts and master agreements with employers who contract with large numbers of independent consultants.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Netplex Group, Inc. and its majority owned subsidiaries. Minority interest represents minority shareholders’ proportionate share of the equity in the Company’s Contractors Resources and Netplex Systems subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

Revenue Recognition

The Company derives its revenue primarily from service contracts.

Revenue in the Company’s Member Services segment is recognized as the fees (net revenue) it charges to its members for providing its back office services as these services are provided. Gross billings generated by Member Services segment operations for the years ended December 31, 2002, 2001 and 2000 were $28.1 million, $37.0 million and $42.5 million, respectively.

The Company recognizes revenue in its Business Services segment based on the gross amount billed to the customer derived from the hours worked and the contractual rate applied to those hours. This policy is in accordance with the guidance provided by EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” considering the Company has credit risk for the gross amounts of each transaction and can assert certain rights over the activities of each consultant.

The Company derived revenue from its discontinued operations from both services contracts and third party hardware and software resale contracts, exclusive of maintenance. Revenue from these operation’s time and materials contracts is recognized as services are performed and costs are incurred. Net revenues exclude reimbursable expenses charged to clients. Revenue for fixed–price contracts for these operations are recognized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” using the percentage of completion method as costs are incurred and SAB 101, “Revenue Recognition” for all other transactions not covered by SOP 81-1. The Company records loss provisions for its contracts, if required, at the time such losses are identified. Revenue for maintenance contracts is recognized over the term of the arrangements. The Company recognizes software and hardware revenue, in accordance with SOP 97-1, “Software Revenue Recognition”, as products are shipped, provided that collection is determined to be probable and no significant obligations remain.

Management regularly reviews outstanding accounts receivable for collectability and provides for an allowance for doubtful accounts whenever necessary. As of December 31, 2002 and 2001, the Company was owed approximately $80,000 and $60,000 by one customer at each date, respectively.

The Company recognized revenue from unaffiliated customers constituting 16.8%, 24.0% and 16.1% of total revenue in 2002, 2001 and 2000 from one customer, two customers and one customer, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity, at date of purchase, of three months or less to be cash equivalents. Cash equivalents are comprised of money market accounts, and are stated at cost, which approximates fair value.

Property and Equipment

Property and equipment is recorded at cost. The Company purchases computer software for internal use, which is recorded at cost accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Computer software developed for internal use is amortized over 3 years in accordance with SOP 98-1.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of “ requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Goodwill and Other Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

•	all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

•	intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

•	goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

•	effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company amortized goodwill recognized prior to July 1, 2001, until January 1, 2002. Effective January 1, 2002, in accordance with SFAS 142, the Company discontinued amortization of its goodwill. The Company has assessed the continuing value of goodwill and determined that goodwill has not suffered any impairment.

Stock-Options

The Company accounts for activity under its stock option plans in accordance with the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and related interpretations. As permitted by SFAS No. 123, the Company has elected to continue to apply the provisions of ABP Opinion 25 and the pro forma disclosure provisions of SFAS No. 123.

At December 31, 2002, the Company has four stock-based compensation plans which are described more fully in Note 13. The Company accounts for the options granted to consultants under its Consultants’ Plan based upon the provisions of SFAS No. 123. The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its ISO, Directors’ and 2002 Stock Ownership Plans. Accordingly, no stock-based compensation expense has been reflected in net income for such stock option, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	2001	2000
	(amounts in thousands except per share data)
Net loss—As reported	$(8,461)	$(15,260)
Add: Stock-based compensation included in net income as reported	—	—
Deduct: Stock-based income determined on the fair value method	(296)	(607)

Net loss—Pro forma	$(8,757)	$(15,867)

Basic and diluted net loss per share—As reported	$(0.40)	$(0.72)

Basic and diluted net loss per share—Pro forma	$(0.41)	$(0.69)

Weighted average shares outstanding—basic and diluted	22,509	18,356

Investment in Common Stock

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

Earnings (loss) per share

The Company accounts for earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” which requires companies to present basic earnings per share and diluted earnings per share (EPS). Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period.

Deferred Compensation.

The Company adopted a non-qualified, unfunded deferred compensation plan, The Netplex Group, Inc. Employee Deferred Compensation Plan, (the “Plan”), on August 6, 2001. Under the Plan, key employees deferred compensation on a non-elective and elective basis. Each participant’s deferred compensation converts into share units at a ratio determined by the Plan’s administrator. Such share units convert into the Company’s Common Stock on a one to one ratio at the earlier of the termination of the participant, change of control of the Company or the 24 month anniversary of the Plan.

In 2002, the Company amended the Plan to (i) provide a funding vehicle for the deferrals to be invested in Company Stock, The Netplex Group, Inc. Employee Deferred Compensation Trust, (ii) provide plan participants voting rights attributable to Company stock held in trust and (iii) include a provision to pay the deferred compensation to the participant in cash at the Company’s option.

The total of participant deferrals were approximately $90,000 and $221,000 for the years ended December 31, 2001 and 2002, respectively. In October 2002, the Company issued 4,777,404 shares of its common stock to The Netplex Group, Inc. Deferred Compensation Trust for approximately $249,000 of the deferred compensation for 5 employees. The shares are unregistered.

Segment Reporting

The Company accounts for its segments pursuant to Statement of Financial Accounting Standards (SFAS No. 131) “Disclosures about Segments of an Enterprise and Related Information.” Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in two segments as defined: Member Services and Business Services.

Reclassifications

Certain 2001 and 2000 amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which among other things, establishes one accounting model for long-lived assets to be disposed of by sale. SFAS 144 is effective for financial statements issued for years beginning after December 15, 2001, and interim periods within those financial statements, early application is encouraged. The Company adopted SFAS 144 effective January 1, 2001, in accordance with early application of the standard, in recording the disposal Netplex Systems.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds SFAS 4 and SFAS 64, which addressed the accounting for gains and losses from extinguishment of debt, rescinds SFAS 44 which set forth industry-specific transitional guidance that did not apply to the Company, amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company adopted SFAS 145, except the provisions of the Statement that relate to the rescission of FASB Statement No. 4, in the second quarter of fiscal year 2002 which did not have a significant impact on the Company’s financial position or results of operations. The provisions of this Statement relating to the rescission of FASB Statement No. 4 shall be adopted by the Company on January 1, 2003. Upon such adoption, the Company will reclassify the extraordinary items reported in the quarter ended June 30, 2002.

In July 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company shall adopt SFAS 146 on January 1, 2003 and does not anticipate it will have a significant impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has complied with the new disclosure provisions of SFAS 148 in these financial statements.

The Company shall adopt the remaining provisions of SFAS 148 on January 1, 2003 and does not anticipate it will change its method of accounting for its stock-based employee compensation.

(3)	Discontinued Operations

On September 29, 2000, the Company announced its decision to sell various businesses within the e-Infrastructure segment and although it was difficult to predict, the Company expected to complete the sales within the 12 months subsequent to the above measurement date.

•	On September 29, 2000, the Company sold its Onion Peel subsidiary (previously included as a part of the e-Infrastructure segment) for $949,000 ($574,000 of cash and $375,000 of stock) and recorded a gain of $513,000.

•	On May 15, 2002, the Company consummated the transaction pursuant to an Asset Purchase Agreement by and between the Company and CGI Information Systems & Management Consultants, Inc. (“CGI”). Under the terms of the Asset Purchase Agreement, CGI acquired the net assets associated with the Retail Practice Division as of April 26, 2002 for $4.3 million in cash. The Company recorded a gain from this sale in 2002 of approximately $1.6 million.

•	On November 1, 2002, the Company consummated a transaction pursuant to an Asset Purchase Agreement by and between the Company and Waterside. Under the terms of the Asset Purchase Agreement, Waterside acquired the net assets associated with the Systems Integration Division of Netplex Systems, Inc. as of October 25, 2002 from the Company for Waterside’s cancellation of all debt (inclusive of interest) owed by the Company to Waterside, and consideration for the redemption of all preferred stock (inclusive of dividends) to be issued by the Company to Waterside and waiver and release of any and all claims against the Company by Waterside. The total amount of debt cancelled and preferred stock redeemed was $1.7 million. The Company recorded a gain from this debt extinguishment in 2002 of approximately $0.5 million.

In accordance with the Statement of Financial Accounting Standard No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations and the net assets of Netplex Systems have been classified as discontinued operations. The major classes of assets and liabilities as of December 31, 2001 and amounts of revenue and pretax profit or loss for the years ended December 31, 2000, 2001 and 2002 reported in discontinued operations of Netplex Systems are as follows:

2001
(amounts in thousands)
Accounts receivable	$2,088
Fixed assets, net	$495
Goodwill, net	$2,358
Other Intangibles, net	$789
Accrued compensation	$769
Other liabilities	$2,285

	2002	2001	2000
	(amounts in thousands)
Revenue	$7,811	$18,510	$37,302
Pre-tax profit (loss)	$707	$(1,329)	$(725)

(4)	Restructure Charge

In the third quarter of 2000, the Company recorded a restructure charge of $1,512,000 primarily associated with the closing of the Company’s Roseland, New Jersey office and the related costs. Included in the total are the estimated costs for facility closures, the write-down of redundant and duplicative property, severance and other employee costs related to the facility closures and duplicative position eliminations. As a part of the restructuring, 37 employees were terminated. Of those terminated, 4 were from the technical staff and 33 were from sales and corporate administration. The accrual was fully utilized as of December 31, 2002.

(amounts in thousands)
Asset relocation costs	$160
Employee severance and termination benefits	819
Excess facility costs	403
Other	130

$1,512

(5)	Earnings (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the relevant periods. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the relevant periods. For the years ended December 31, 2001 and 2000, the assumed exercise of the Company’s outstanding stock options and warrants, Convertible Preferred Stock and contingently issuable shares in connection with certain business combinations, would be anti-dilutive. The anti-dilutive outstanding stock options and warrants, Convertible Preferred Stock, and contingently issuable shares, combined with the weighted average number of outstanding common shares, total approximately 116,681,000 and 105,711,000 shares outstanding at December 31, 2001 and 2000, respectively.

The computation of the numerator and denominator in the basic and dilutive earnings per share calculation for the year ended December 31, 2002 is as follows:

December 31, 2002
Numerator:
Basic income applicable to common shareholders	$521
Add: Preferred Stock dividends	228

Diluted income applicable to common shareholders	$749

Denominator:
Basic earnings per share—weighted average shares	25,585,152
Exercise of stock options and warrants	—
Conversion of preferred shares	8,481,100
Conversion of prepaid warrants	128,126,488

Diluted earnings per share—weighted average shares	162,192,740

The Company does not have enough shares of common stock authorized to be issued if all of the preferred shareholders and holders of prepaid warrants convert. Currently the Company is negotiating with certain of its holders to reduce the number of common shares to which these convert, however no assurances can be made that these negotiations will be successful.

(6)	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2002	2001
	(amounts in thousands)
Computer software	$1,419	$1,398
Computer and office equipment	1,388	1,382
Furniture and fixtures	213	213
Equipment under capital leases	—	599
Leasehold improvements	79	79

	3,099	3,671
Accumulated depreciation and amortization	2,949	3,092

Property and equipment, net	$150	$579

Computer software at December 31, 2002 and 2001 includes $799,000 of software that was developed for internal use. Accumulated depreciation related to this software was $775,000 and $509,000 at December 31, 2002 and 2001, respectively.

Accumulated depreciation and amortization includes $599,000 related to assets under capital leases at December 31, 2001.

(7)	Goodwill

Goodwill was $400,000 and accumulated amortization was $276,000 as of December 31, 2002 and 2001. The Company has assessed the continuing value of the goodwill and determined that the goodwill has not suffered any impairment.

(8)	Accrued Compensation and Other Accrued Expenses

Accrued compensation and other accrued expenses consist of the following:

	December 31,
	2002	2001
	(amounts in thousands)
Accrued wages	$2,664	$3,164
Accrued restructure costs	—	19
Accrued professional fees	622	390
Accrued vacation	37	111
Accrued commissions	42	346
Accrued payroll taxes	—	20
Accrued preferred dividends	390	159
Other	246	420

	$4,001	$4,629

(9)	Line of Credit

The Company’s subsidiary, Netplex Systems, Inc. (“Systems”) was a party to a Commercial Revolving Loan, Demand Loan and Security Agreement (“Revolving Loan”) with American Commercial Finance Corporation (“Lender”) which had an expiration date of March 31, 2003. Under the Revolving Loan, Systems could borrow an amount equal to 80% of eligible accounts receivable as defined in the agreement, up to $3.0 million. The Revolving Loan bore interest at the prime rate plus 1.75% and was secured by (i) System’s, the Company’s and each of the Company’s subsidiaries’ assets, (ii) a $400,000 guaranty from a shareholder, Waterside (the “Guaranty”) and (iii) fidelity guaranties from two of the Company’s officers. On May 15, 2002, the Lender released the Guaranty. On June 1, 2002, Systems and the Lender executed the First Amendment to the Commercial Revolving Loan and Security Agreement whereby the maximum principal amount was adjusted from $3.0 million to $1.0 million. In July, the Company paid off the balance of the Revolving Loan and the line of credit was closed.

Outstanding advances were $1,094,000 at December 31, 2001 of which $966,000 was allocated to discontinued operations based upon its relative contribution to the underlying borrowing base.

(10)	Income Taxes

The reconciliation between the actual income tax expense and income tax computed by applying the statutory Federal income tax rate to earnings before provision for income taxes for the year ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
	(amounts in thousands)
Pretax income (loss)	$749	$(8,461)	$(15,260)

Computed Federal income tax provision (benefit) at 34%	255	(2,877)	(5,188)
Computed state income taxes, net of Federal benefits	41	(465)	(839)
Permanent differences	1,042	131	143
Change in valuation allowance	(1,338)	3,211	5,884

	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2002, 2001 and 2000 are presented below:

	2002	2001	2000
	(amounts in thousands)
Deferred tax assets:
Net operating loss (NOL) carryforwards	$17,108	$16,660	$13,247
Research and development credit carryforwards	187	187	187
Depreciation and amortization	209	830	413
Inventory obsolescence reserve	—	—	107
Allowance for doubtful accounts receivable	25	105	157
Accrued commissions	—	349	—
Accrued vacation	12	78	108
Other	15	53	—

Total gross deferred tax assets	17,556	18,262	14,219
Less valuation allowance	(17,556)	(18,262)	(14,219)

Net deferred tax asset	$—	$—	$—

The Company has provided a valuation allowance for all of its deferred tax assets at December 31, 2002, 2001 and 2000 because the Company could not conclude that it was more likely than not that it would realize these assets due principally to the Company’s history of losses.

As of December 31, 2002 and 2001, the Company has NOL’s for Federal and state income tax purposes of approximately $43,310,000 and $42,178,000 which may be applied against future taxable income. Additionally, the Company has $187,000 of research and development tax credits (“Credits”) available to offset future Federal income taxes. The NOL’s and credits expire primarily in years 2003 through 2021. Certain of the NOL’s and credits are subject to annual limitations and other conditions as of December 31, 2002. Additionally, the NOL’s may not be fully utilized for tax purposes due to the change in ownership resulting from the Company’s merger in 1996 and an additional change in ownership in 1998, or future changes in ownership which may occur.

(11)	Commitments

Employment Agreements

The Company has employment agreements with the CEO and CFO. At December 31, 2002, the Company’s annual obligation under the agreements is approximately $475,000 for the next year.

Lease Obligations

The Company leases computer equipment and office facilities under long-term lease agreements. The following is a schedule of future minimum lease payments for non-cancelable operating leases (with initial terms in excess of one year) as of December 31, 2002:

Operating Leases
(amounts in thousands)
2003	106
2004	20
Thereafter	—

Total minimum lease payments	$126

Total rent expense under operating leases was approximately $220,000, $159,000 and $153,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(12)	Stockholders’ Equity

As of December 31, 2002, the Company’s authorized capital stock consisted of 100,000,000 shares of common stock, par value $0.001 per share, and 6,000,000 shares of preferred stock, par value $0.01 per share.

Preferred Stock

Class A Cumulative Convertible

On September 19, 1996, the Company raised approximately $3,000,000 through a private placement of units. Each unit consisted of one share of $.01 par value Class A Cumulative Convertible Preferred Stock (the “Class A Preferred”) and one warrant to purchase one share of the Company’s Common Stock at $2.50 per share.

Each share of Class A Preferred is convertible into one share of Common Stock at any time, at the discretion of the holder. The Class A Preferred has a cumulative dividend of 10% per annum, payable in either cash or additional shares of Class A Preferred at the Company’s option. Subject to the conversion rights, the Class A Preferred has a redemption value equal to its stated value plus all accrued and unpaid dividends upon: (1) registration of the shares underlying the Class A Preferred, and (2) 30 days written notice given at any time upon attaining certain per share trading prices and sustaining such prices for a specified period. The Class A Preferred has a per share liquidation preference of the greater of: (i) $4 per share plus any accrued and unpaid dividends, or (ii) the amount that would have been received if such shares were converted to Common Stock on the business day immediately prior to liquidation.

Each warrant issued in connection with the private placement became exercisable on March 19, 1997, and expired on September 19, 2001.

Class C Cumulative Convertible

The Class C Cumulative Convertible Preferred Stock (“Class C Preferred”) had a liquidation preference of $3.99 per share and a dividend rate of 9.99% per annum that was set to increase to 15% per annum after the date that there was no Class A Preferred issued and outstanding. The Class C Preferred was convertible at any time after the earlier of a change in control of the Company or five years from the date of issuance. The Class C Preferred was redeemable solely at the option of the Company at any time within five years from the date of issuance. At December 31, 2000, the Class C Preferred was convertible into the number of shares equal to $2,300,000, plus accrued but unpaid dividends, divided by 25% of the 20 day average trading price of the Common Stock immediately prior to conversion. The Company measured the intrinsic value of the beneficial conversion feature of the Class C Preferred to be $2,300,000 at December 31, 2000. As a result, the Company began to accrete this discount as additional Preferred Stock dividends over the five years. During 2001 and 2000, the accretion of the discount of approximately $329,000 and $388,000 was included as additional Preferred Stock dividends in the Company’s EPS calculation.

On September 28, 2001, the Company entered into an agreement with the holder of the Class C Preferred, Waterside, whereby

•	the Company paid $2,052,780 in the form of $1,000,000 cash and two secured commercial promissory notes in the original principal amounts of $900,000 and $152,780 for:

•	Waterside’s surrender to the Company for cancellation 1,500,000 shares of its Class C Preferred Stock;

•	Waterside’s guarantee of up to $400,000 of the Company’s subsidiary, Systems, revolving credit facility; and

•	Waterside surrendered for cancellation its warrant exercisable for 300,000 shares of the Company’s Common Stock;

•	the Company paid $50,000 of closing fees associated with the transaction; and

•	Waterside purchased from the Company 1,000 shares of the Company’s subsidiary, Systems, preferred stock for $1,000,000 which is recorded as a minority interest in the balance sheet.

The difference between the original face value (net of transaction fees) of the Series C Preferred Stock of $2,139,000 and the aggregate of the principal value of the note of $900,000 and the $1,000,000 of cash, equaling $239,000, was recorded as an addition to Additional Paid in Capital and has been added back in the loss applicable to common shareholders for computing earnings per share.

The promissory notes bore interest of 10% per annum. The $900,000 note Was payable in quarterly installments of $15,000 and the $152,780 note was payable on January 1, 2002.

Concurrent with the sale of the net assets of the Retail Practices Division to CGI (See Note 1), the Company entered into a Workout and Collateral Release Agreement with Waterside whereby Waterside:

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

Upon finalization of the above on September 28, 2002, the Company and Waterside also agreed to the following:

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

Class D and E Convertible

On March 29, 2000, the Company received $10.0 million ($9.4 million net of expenses) for 10,000 shares of its Class D Preferred Stock. The conversion ratio of the preferred to common was established based on 120% of the weighted average stock price during the thirty trading day period between April 3, 2000 and May 16, 2000, which was $5.87 per share. The Series D Preferred Stock securities purchase agreement’s call option provision, relating to the time the Company must obtain additional financing, was amended effective July 31, 2000. The amendment extended the call option trigger date to October 31, 2000 (previously August 1, 2000). The conversion price of the preferred stock and the exercise price of the related warrants are based upon 120% of the weighted average price of the Company’s Common Stock for 15 consecutive trading days beginning the first day after the holders are entitled to exercise the call option.

On November 10, 2000, the Company entered into an Exchange, Redemption and Conversion Agreement (the “Exchange Agreement”) with the holders of the Company’s Series D Preferred Stock that provides for the following:

•	the exchange of $6,177,000 of the original face amount of the Series D Preferred Stock and warrants held by the holders of the Series D Preferred Stock in exchange for the Company’s issuance of $3,000,000 of its new Series E Preferred Stock;

•	the waiver by the holders of the Series D Preferred Stock of their right to receive further dividends under the Series D Preferred Stock

•	the waiver of certain other rights of the holders of the Series D Preferred Stock, including the right to acquire additional shares of Series D Preferred Stock, the right to require the Company to redeem the Series D Preferred Stock upon the occurrence of certain events beyond the Company’s control, and the waiver of certain anti-dilution rights.

Also, as part of the agreement, the Company redeemed 500 of the remaining 3,823 shares of Series D Preferred Stock at their original face value of $500,000, and sold to the holders of the Series D Preferred Stock 1,000 shares of the Company’s common stock at a price of $0.65625 per share. The Company incurred approximately $79,000 of printing and legal fees resulting from the restructure that were charged against additional paid in capital. As a result of that sale, the remaining 3,323 shares of Series D Preferred Stock will have an adjusted conversion price of $0.65625. Upon execution of the agreements, the Series D Preferred Stockholders converted 1,178 shares of Series D Preferred Stock into 1,808,473 shares of common stock. The difference between the original face value of the Series D Preferred Stock of $6,177,000 and the face value of the new Series E Preferred Stock of $3,000,000, equaling $3,177,000, was recorded as an addition to Additional Paid in Capital and has been added back in the loss applicable to common shareholders for computing earnings per share. In 2001, the holders converted an additional 821 shares into 1,251,047 shares of common stock. At December 31, 2002, 1,324 shares of Series D Preferred Stock remain outstanding and are convertible into 2,017,523 shares of common stock.

The Series E Preferred Stock has terms similar to the restructured Series D Preferred Stock, with the primary exceptions being that the Series E Preferred Stock accrues dividends at the rate of 7% per year and the Series E Preferred Stock was redeemable for $3,000,000 at the Company’s option on or before April 30, 2001, provided that the Company redeemed at least $1,500,000 of such stock on or before January 30, 2001 which the Company did not. The Series E Preferred Stock becomes convertible into shares of common stock at a conversion price of $0.47 per share if it is not redeemed or upon the occurrence of certain other events. Pursuant to a related Registration Rights Agreement, the Company registered with the Securities and Exchange Commission the 1,000 additional shares of common stock sold as part of the transaction as well as the shares issuable to the holders of the Series E Preferred Stock upon conversion of that stock to common stock At December 31, 2002, 3,000 shares of Series E Preferred Stock remain outstanding and are convertible into 6,382,979 shares of common stock.

Warrants

On March 29, 2000, the Company sold 1,500 units in a private placement for $1.5 million ($1.3 million after fees and expenses). Each unit sold consisted of a prepaid Common Stock purchase warrant entitling the holder to acquire such number of shares of the Company’s Common Stock as is equal to $1,000 divided by an adjustable exercise price of $0.013 which calculates to 115,384,615 shares as of December 31, 2002, and an incentive warrant to acquire 78,000 shares of Common Stock. The Company also granted the placement agent a warrant to purchase 39,000 shares of Common Stock plus a placement fee and a non-accountable expense allowance equal to 12.53% of the proceeds of the offering. The value of these warrants was equal to the proceeds received.

Monster Warrant. In connection with a co-branded services agreement entered into in May 2000 by one of our subsidiaries and TMP Interactive, Inc. (“TMP”), the Company issued warrants to purchase up to 3,000,000 shares of common stock. The warrants are exercisable for a period of three years after the date they were issued. The exercise price for the warrants to purchase up to 2,000,000 shares of common stock is $9.00 per share and these warrants vest over two years. As of December 31, 2000 the fair value was calculated at $0 using a risk free interest rate of 5.1%, volatility of 106%, and an expected term of three years. The exercise price for the remaining warrants to purchase up to 1,000,000 shares of common stock is $6.00 per share and these warrants vested immediately. The fair value of these warrants of $2.9 million was calculated on the measurement date using a risk-free rate of 6.7%, volatility of 106%, and an expected term of three years. On August 7, 2001, the Company agreed to cancel the warrants to purchase up to 3,000,000 shares of common stock and grant warrants to purchase up to 4,000,000 shares of common stock in connection with the litigation settlement (see Note 14). The exercise price for these warrants is $0.47 per share and they are exercisable at any time on or before August 7, 2004. The Company recorded a selling and general and administrative charge in the three month period ended September 30, 2001 of $360,000 that was related to the value of the warrants derived using the Black-Scholes method. This calculation was made using a risk-free interest rate of 4.04%, volatility of 171%, and expected term of three years. In conjunction with the renegotiation of the Company’s obligations to TMP, the warrants were cancelled in 2002.

Roseland Warrant. The Company issued a warrant on May 22, 2000, to purchase up to 15,000 shares of common stock to Roseland II L.L.C. in connection with our leasing arrangements. The warrant is exercisable for a period of five years after the date the warrant was issued. The exercise price for the warrant is $7.72 per share. On the date issued the fair value calculated for this warrant was $17,550 to be amortized over sixty months, the life of the lease. This calculation was made using a risk-free interest rate of 6.1%, volatility of 59%, and expected term of five years. In conjunction with the renegotiation of the lease, the warrants were cancelled in 2002.

Silicon Valley Bank Warrant. The Company issued a warrant on July 31, 2000, to purchase up to 75,000 shares of common stock to Silicon Valley Bank in connection with our line of credit. The warrant is exercisable for a period of five years after the date it was issued. The exercise price for the warrant is $6.00 per share. On the date issued the fair value calculated for this warrant was $18,000 and has since been expensed due to the termination of the line of credit agreement. This calculation was made using a risk-free interest rate of 6.1%, volatility of 59%, and an expected term of five years. In conjunction with the closing of the line of credit, the warrants were cancelled in 2002.

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

The following table sets forth the prepaid warrants outstanding and their weighted average conversion rate:

	Unconverted Value in Additional Paid in Capital	Weighted Average Conversion Rate	Shares
January 1, 2000	$1,855,000	$0.079	23,431,000
Issued	$1,500,000	Various
Converted	$(334,000)	$1.668
December 31, 2000	$3,021,000	$0.129	23,431,000
December 31, 2001	$3,021,000	$0.035	85,691,000
December 31, 2002	$3,021,000	$0.024	128,126,000

The following table sets forth the warrants outstanding and their weighted-average exercise price:

	Shares	Price
January 1, 2000	1,195,246	$2.15
Issued	4,257,000	6.62
Exercised	(795,465)	2.16
Canceled	(250,000)	3.00
Expired	(2,854)	1.15

December 31, 2000	4,403,927	$6.42
Issued	4,000,000	0.47
Exercised	—	—
Canceled	(3,300,000)	7.64
Expired	(250,000)	2.22

December 31, 2001	4,853,927	$0.41
Issued	—	—
Exercised	—	—
Canceled	4,090,000	0.51
Expired	10,000	4.00

December 31, 2001	753,927	$2.56

As of December 31, 2002, 2001 and 2000 all of the warrants were exercisable and had an average remaining life of 2.4, 2.7 and 4.4 years, respectively.

(13)	Stock Options

The Company has four stock option plans.

•	The ISO Plan includes both incentive and non-qualified stock options. The Board of Directors may grant stock options to employees to purchase shares of the Company’s Common Stock. In May 2002, the Board of Directors resolved to increase the shares available to this plan from 6,000,000 shares to 8,000,000 shares of the Company’s Common Stock. Stock options are granted with an exercise price equal to the market price on the date of grant. All stock options expire 10 years from grant date (5 years for holder’s of more than 10% of the voting stock of the Company). Generally the options vest ratably and become fully exercisable after 3 years but not less than 6 months from the date of grant. This ISO Plan expired December 22, 2002 with approximately 6,119,000 options available for grant.

•	The Directors’ Plan authorizes the Board of Directors to grant each director options to purchase up to 15,000 shares of the Company’s Common Stock, upon election to the Board. In May 2002, the Board of Directors resolved to increase the shares available to this plan from 300,000 shares to 1,500,000 shares of the Company’s Common Stock subject to the approval of the shareholders at the next shareholder meeting. The terms of option grants for the Directors’ Plan are identical to those of the ISO plan, except that the vesting period for the Directors’ Plan is at the Board’s discretion. All options granted under this Plan either vest immediately or contain vesting periods up to two years. At December 31, 2002, 1,462,500 options are available for grant under this Plan.

•	The Consultant’s Plan authorizes the Board of Directors to grant organizations or individuals, who are not employees of the Company, options to purchase shares of the Company’s Common Stock. In May 2002, the Board of Directors resolved to increase the shares available to this plan from 800,000 shares to 1,500,000 shares of the Company’s Common Stock. The exercise price, terms of the option grant and vesting period for the Consultant’s Plan are at the Board’s discretion. At December 31, 2002, approximately 721,500 options are available for grant under this Plan.

•	The 2002 Stock Ownership Plan was adopted by the Board of Directors in May 2002, subject to ratification by shareholder vote at next shareholder meeting. The plan has a ten year term, allows for the award of Incentive and Non-Qualified Stock Options and Restricted Stock and initially has 6,000,000 shares available for awards. As of December 31, 2002, there were no grants made under this plan.

Stock option activity for the Plans during the periods indicated is as follows:

	ISO Plan		Directors’ Plan		Consultants’ Plan
	Shares	Wt. Avg. Ex. Price	Shares	Wt. Avg. Ex. Price	Shares	Wt. Avg. Ex. Price
January 1, 2000	3,070,67	$1.67	120,000	$2.61	274,228	$1.26

Granted	2,494,20	0.50	180,000	0.47	40,000	0.47
Exercised	(995,712)	0.86	(37,500)	2.91	(247,828)	1.14
Forfeited/Canceled	(931,209)	2.12	(15,000)	2.85	—	—
Expired	—	—	—	—	—	—

December 31, 2000	3,637,95	$0.98	247,500	$0.99	66,400	$1.38

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited/Canceled	(820,200)	1.23	—	—	—	—
Expired	—	—	—	—	—	—

December 31, 2001	2,817,75	$0.91	247,500	$0.99	66,400	$1.38

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited/Canceled	(2,817,75)	0.91	(247,500)	0.99	(400)	1.07
Expired	—	—	—	—	(16,000)	3.00

December 31, 2002	—	$—	—	$—	50,000	$0.86

The Company had no outstanding stock options under its ISO, Directors’ and 2002 Stock Ownership Plans at December 31, 2002.

The per share weighted average fair value of the ISO and Director’s Plan options on the grant date in 2000 were $0.34 and $0.25, respectively, using the Black—Scholes option pricing model with the following weighted average assumptions:

	ISO Plan	Director’s Plan
Dividend yield	0.0%	0.0%

Risk-free interest rate	5.79%	5.79%

Expected volatility	141%	141%

Expected life (years)	5.00	1.00

There were no stock options granted during the years ended December 31, 2002 and 2001.

ISO Plan

At December 31, 2002, there were no outstanding, unexercised options granted under the ISO plan. At December 31, 2001 and 2000, the number of options exercisable under the ISO Plan was 1,750,250 and 1,286,186. The weighted-average exercise price of those options was $1.08 and $1.25, respectively.

Directors’ Plan

At December 31, 2002, there were no outstanding, unexercised options granted under the Directors’ Plan At December 31, 2001 and 2000, the number of options exercisable under the Directors’ Plan was 247,500 and 240,000, respectively. The weighted-average exercise price of those options was $0.99 and $0.93, respectively.

Consultants’ Plan

At December 31, 2002, the exercise price for all outstanding, unexercised options granted under the Consultants’ Plan was $0.47 to $2.41 and the weighted-average remaining contractual life of those options was 2.58 years. All options, granted under the Consultants’ Plan, are exercisable at the time of grant. The weighted-average exercise price of those options was $0.86, $1.38 and $1.51 at December 31, 2002, 2001 and 2000,

respectively. During 2000, in accordance with SFAS No. 123, the Company recorded compensation expense of $8,400 for options granted, based on the value of the services provided.

(14)	Related Party Transactions

The Company paid $15,000, $3,000 and $18,000 in 2002, 2001 and 2000, respectively for accounting, tax and consulting services to a CPA firm in which a partner of the firm is a director of the Company. The Company has a recorded liability for amounts owed to this related party of $50,000.

A director of the Company from November 1998 until April 2002 was the President, Chief Executive Officer and Director of Waterside, the holder of the Company’s Class C preferred shares. The following were the transactions by and between the Company and Waterside during the director’s service on the Company’s Board of Directors:

On September 28, 2001, the Company entered into an agreement with Waterside whereby:

•	the Company paid $2,052,780 in the form of $1,000,000 cash and two secured commercial promissory notes in the original principal amounts of $900,000 and $152,780 for:

•	Waterside’s surrender to the Company for cancellation, 1,500,000 shares of its Class C Preferred Stock;

•	Waterside’s guarantee of up to $400,000 of the Company’s subsidiary, Systems, revolving credit facility; and

•	Waterside surrendered for cancellation, its warrant exercisable for 300,000 shares of the Company’s Common Stock;

•	the Company paid $50,000 of closing fees associated with the transaction; and

•	Waterside purchased from the Company 1,000 shares of the Company’s subsidiary, Systems, preferred stock for $1,000,000 which is recorded as a minority interest in the balance sheet.

The promissory notes bore interest of 10% per annum. The $900,000 note was payable in quarterly installments of $15,000 and the $152,780 note was payable at the earlier of the closing of the Offering or January 1, 2002.

The Director’s resignation was not the result of any disagreement related to the Company’s operations, policies or practices.

The Company paid approximately $59,000 and $32,000 in 2002 and 2001, respectively for the professional services related to the restructuring of the Company’s debt to a management consulting firm in which the founding principal and managing director of the firm is a director of the Company. Included in the current year amount paid is the cost to issue 550,000 shares of the Company’s common stock to the management consulting firm for services performed. The Company record an expense of $13,750 related to this stock payment. The Company has a recorded liability for amounts owed to this related party of approximately $238,000.

(15)	Litigation

From time to time, the Company is subject to litigation in the ordinary course of business.

On September 4, 1997, Data Systems Analysts, Inc. (“DSA”), a software design and consulting company, filed a complaint against Technology Development Systems, Inc. (“TDS”) and the Company, alleging copyright infringement and breach of the Company’s agreement. The Complaint also seeks damages against XcelleNet, Inc., which the Company has indemnified. The Complaint claimed damages in excess of $300,000 plus punitive damages.

In June of 2000, the Company, TDS and XcelleNet, Inc. filed a complex motion for summary judgment, asking the Court to dismiss the majority of DSA’s claims in the case. DSA also filed a motion for summary judgment asking the court to enter judgment in its favor on several of its claims. The district court judge held oral arguments on the counter-motions in January 2001.

In March 2001, the court denied the motion by TDS and XcelleNet in its entirety. It granted plaintiff’s motion for summary judgment on liability and directed that damages be tried to a jury on May 24, 2001.

Prior to the May 24, 2001 trial date and before any motions for reconsideration, the parties mutually agreed to enter into settlement negotiations.

On December 28, 2001 the Company and DSA entered into a settlement agreement for dismissal of the lawsuits, with prejudice whereby the Company agreed to pay DSA $1,400,000 plus transfer its 125,000 shares of TAVEE stock it held for investment purposes which had a carrying value of $375,000. The Company agreed to pay (i) $900,000 on or before December 31, 2001 or $900,000 on or before March 31, 2002 plus interest from January 1, 2002, and (ii) $250,000 on each of June 30, 2002 and December 31, 2002. The Company did not pay the amount due on December 31, 2001. On May 23, 2002 the Company restructured its $1.4 million litigation settlement debt, $1.1 million of which was currently due and $0.3 million which was payable December 31, 2002, as follows:

•	Payment of $505,000 cash in May 2002;

•	Commitment to pay 20% of the proceeds, in excess of $2.0 million, from the sale of the Systems Integration Division of Netplex Systems, Inc. (included in discontinued operations)(the proceeds from the subsequent sale of the Systems Integration Division were less than $2.0 million, see Note 3 to the financial statements); and

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

In December 2000, TMP Interactive, Inc. (“Monster.com”) filed suit against the Company alleging that the Company failed to make a quarterly cash payment under its co-branding agreement with Monster.com. The complaint was seeking a judgment of approximately $464,000.

On August 7, 2001, the Company and Monster.com entered into a mutually agreeable settlement whereby the Company would pay Monster.com fees of $230,000 and grant a warrant to purchase 4,000,000 shares of the Company’s common stock at $0.47 per share which is fully exercisable at any time on or before August 7, 2004. In conjunction with this agreement, the Company recorded a selling and general and administrative charge in the three month period ended September 30, 2001 of $590,000. Of this amount, $360,000 was related to the value of the warrants granted to Monster.com derived using the Black-Scholes method. As of June 2002, the Company still owed Monster.com $110,000 which was past due per the originally agreed upon settlement terms. On June 27, 2002, the parties entered into a new settlement agreement in which Monster.com agreed to accept $25,000 as full satisfaction of this outstanding obligation.

The Company is not currently involved in any other litigation or proceedings, which if decided against the Company would have a material adverse affect, either individually or in the aggregate.

(16)	Employee Benefit Plans

The Company sponsors various defined contribution retirement plans covering substantially all employees of the Company and its subsidiaries. These plans provide employer contributions based primarily on employee participation. Amounts charged to operations under these plans were approximately $0, $224,000 and $456,000 during 2002, 2001 and 2000, respectively. The employer contributions for the administrative staff were suspended during 2001. The employer contributions for the employees in the Member Services segment were approximately $2.1 million, $2.7 million and $3.0 million during 2002, 2001 and 2000, respectively and were offset by the netting of revenue against expenses. See Note 1 – Revenue Recognition for Member Services segment.

The Company does not provide any post retirement or post employment benefits.

(17)	Segment Information

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

The Company has two reportable segments after the reclassification of the Netplex Systems segment as a discontinued operation. All prior year’s revenue, cost of services and operating expenses have been restated to reflect this reclassification. The Company’s reportable segments are as follows:

•	Member Services – For individuals (“members”) who can successfully market their own consulting expertise, Member Services provides a complete corporate infrastructure that makes it easier to enjoy the flexibility and financial benefits of building and operating a consulting practice. Member Services include: (1) contract negotiation and administration; (2) W-2 employment, payroll, and benefits services; (3) access to an online time recording, billing, and accounting system; (4) accounts receivable collection assistance; (5) dedicated business support staff services; and (6) career information and counseling.

•	Business Services – Business Services provides a convenient, centralized solution that improves the quality and removes costs associated with clients’ use of contingent workers (“consultants”). Business Services include (1) providing the tools and processes that enable clients to efficiently align their talent requirements with qualified individuals; and (2) providing a convenient and cost-effective vehicle by which clients may use these consultants, as well as those provided by third-parties, on an as-needed basis.

The Company’s accounting policies for these segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. Operating expenses, interest expense and income tax expense are not allocated to each segment. In addition, the Company evaluates the performance of its segments and allocates resources based on gross margin. Inter-segment revenues are immaterial.

The table below presents information about segments used by the chief operating decision-maker of Netplex as of and for the years ended December 31, 2002, 2001 and 2000.

	Member Services	Business Services	Total
	(amounts in thousands)
2002:
Revenues	$1,109	$1,104	$2,213
Gross profit	951	184	1,135

Segment assets	1,785	91	1,876
Discontinued assets			—
Unallocated assets			72

Total assets			$1,948

2001:
Revenues	$1,412	$1,432	$2,844
Gross profit	1,152	176	1,328

Segment assets	1,994	320	2,314
Discontinued assets			5,791
Unallocated assets			535

Total assets			$8,640

2000:
Revenues	$1,539	$—	$1,539
Gross profit	1,012	—	1,012

Segment assets	3,953	—	3,953
Discontinued assets			11,380
Unallocated assets			2,357

Total assets			$17,690

(18) Quarterly Financial Data (unaudited)

In management’s opinion, the interim financial data below reflects all adjustments necessary to fairly state the results of the interim period presented. Quarterly data for year 2001 were restated to reflect the re-incorporation of discontinued operations (Note 3 to the financial statements). All other adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

(IN THOUSANDS, EXCEPT PER SHARE DATA)

2002 QUARTERS ENDED

	March 31	June 30	September 30	December 31
Total revenue	$600	$578	$529	$506
Gross profit	313	278	261	283
Net income (loss)	(698)	2,093	(694)	48
Net income (loss) per share - basic	(0.03)	0.09	(0.03)	(0.00)
Net income (loss) per share - diluted	$(0.03)	$0.02	$(0.03)	$(0.00)

2001 QUARTERS ENDED

	March 31	June 30	September 30	December 31
Total revenue	$409	$935	$786	$714
Gross profit	333	360	333	302
Net loss	(1,426)	(2,191)	(2,405)	(2,439)
Net loss per share (basic and diluted)	$(0.08)	$(0.11)	$(0.11)	$(0.11)