Form 10QSB
period 2003-03-31
NETPLEX GROUP INC
filed 2003-05-14
CIK 888028

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

Commission file number 001-11784

THE NETPLEX GROUP, INC.

(Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	11-2824578 (I.R.S. Employer Identification No.)

1800 Robert Fulton Drive, Suite 250, Reston, Virginia 20191-4346

(Address of principal executive offices and zip code)

(703) 716-4777

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

As of April 30, 2003, 33,212,764 shares of the issuer’s Common Stock were outstanding.

THE NETPLEX GROUP, INC.

FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2003

Part I Financial Information

THE NETPLEX GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET S

(in thousands)

Assets	(Unaudited) March 31, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$617	$1,153
Accounts receivable, net of allowance for doubtful accounts of $51 and $64, at March 31, 2003 and December 31, 2002, respectively	178	343
Prepaid expenses and other current assets	49	84

Total current assets	844	1,580
Property and equipment, net	98	150
Other assets	14	94
Goodwill, net	124	124

Total assets	$1,080	$1,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,686	$1,776
Accrued compensation and other accrued expenses	3,696	4,001
Other current liabilities	133	7

Total current liabilities	5,515	5,784
Note payable, net of current portion	895	895

Total liabilities	6,410	6,679

Commitments and contingencies
Minority interest in subsidiary	—	—

Stockholders’ equity (deficit)
Preferred Stock:
Class A Cumulative, $.01 par value, liquidation preference of $4.00 per share for 2003 and 2002; 2,000,000 shares authorized, 80,597 shares issued and outstanding at March 31, 2003 and December 31, 2002	1	1
Class D Cumulative, $.01 par value; liquidation preference of $5,000 per share; 10,000 shares authorized; 1,324 and outstanding at March 31, 2003 and December 31, 2002	1	1
Class E Cumulative, $.01 par value; liquidation preference of $1,000 per share; 3,000 shares authorized, issued and outstanding at March 31, 2003 and December 31, 2002	1	1
Common Stock: $.001 par value, 100,000,000 shares authorized, 33,212,764 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	33	33
Additional paid in capital	33,082	33,138
Accumulated deficit	(38,448)	(37,905)

Total stockholders’ equity (deficit)	(5,330)	(4,731)

Total liabilities and stockholders’ equity (deficit)	$1,080	$1,948

See accompanying notes to consolidated financial statements.

THE NETPLEX GROUP, INC. AND SUBSIDIARIE S

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Revenue	$310	$600
Cost of revenues	160	287

Gross profit	150	313

Selling, general and administrative expenses	695	986

Operating loss	(545)	(673)
Interest (expense) income, net	1	(59)

Net loss before income taxes	(544)	(732)
Provision for income taxes	—	—

Loss from continuing operations	(544)	(732)
Income from discontinued operations (net of income taxes)	—	34

Net loss	(544)	(698)
Preferred Stock dividend	56	56

Loss applicable to common shareholders	$(600)	$(754)

Basic and diluted loss per common share:
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	—	—

Total	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	33,213	23,050

See accompanying notes to consolidated financial statements.

THE NETPLEX GROUP, INC. AND SUBSIDIARIE S

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net cash used in operating activities	$(536)	$(779)

Net cash provided by discontinued operations	—	320

Net cash provided by investing activities	—	—

Financing activities:
Net borrowings on line of credit	—	(111)
Repayment of note payable	—	(38)

Net cash used in financing activities	—	(149)

Decrease in cash and cash equivalents	(536)	(608)
Cash and equivalents at beginning of period	1,153	1,251

Cash and equivalents at end of period	$617	$643

Supplemental information:
Cash paid during the period for:
Interest	$1	$88

Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

THE NETPLEX GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT S

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

The accompanying unaudited condensed consolidated financial statements of The Netplex Group, Inc. and Subsidiaries ( the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2003 and December 31, 2002 and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of the results that may be expected for the full year.

Note A—Basis of Presentation

The accompanying financial statements include the accounts of The Netplex Group, Inc. and its subsidiaries. All material intercompany transactions were eliminated in consolidation.

The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. In addition, as of March 31, 2003, the Company has a stockholders’ deficit of approximately $5.3 million and a working capital deficit of approximately $4.7 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Over the past three years, management has undertaken restructuring efforts aimed at, among other things, improving the productivity. These restructuring efforts have included headcount reductions, consolidation of facilities and management of discretionary expenses. However, these actions were taken in a period where economic conditions in the United States and abroad created downward pressure on spending for information technology initiatives, including demand for the Company’s consulting services. In 2002 and 2001, the Company did experience lower operating losses than those reported in 2000 and a reduction in cash used in operations. However, given the Company’s current operating outlook and continuing economic uncertainty, the Company’s liquidity and financial position are such that additional capital will be needed in 2003 to sustain operations.

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

Revenue from consulting service contracts in the Company’s Member Services segment is recognized as the fees (net revenue) it charges to its members for providing its back office services as these services are provided. Gross billings generated by Member Services segment operations for the three month period ended March 31, 2003 and 2002 were $6.7 million for each period.

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

Note B—Stock-based Compensation

In October 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, (SFAS No. 148), providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirement of SFAS No. 123, “Accounting for Stock-Based Compensation” to include prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 on December 31, 2002 and continues to account for its employee stock options in accordance with APB Opinion No. 25.

The Company did not issue stock options in the three month periods ended March 31, 2002 or 2003; therefore; there was no effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 to its stock option plan.

Note C—Discontinued Operations

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

In accordance with the Statement of Financial Accounting Standard No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations and the net assets of Netplex Systems have been classified as discontinued operations. The major classes of assets and liabilities as of March 31, 2002:

(amounts in thousands)
Accounts receivable	$1,563
Fixed assets, net	403
Goodwill	2,358
Other Intangibles	789
Accrued compensation	694
Other liabilities	$1,880
Revenue	$2,964
Pretax income (loss)	$34

Note D—Earnings (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the relevant periods. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the relevant periods. For the three months ended March 31, 2003 and 2002, the assumed exercise of the Company’s outstanding stock options and warrants, Convertible Preferred Stock and contingently issuable shares in connection with certain business combinations would be anti-dilutive. The anti-dilutive outstanding stock options and warrants, Convertible Preferred Stock, and contingently issuable shares, combined with the weighted average number of outstanding common shares, total approximately 297,284,000 and 123,284,000 shares outstanding at the three months ended March 31, 2003 and 2002, respectively.

The Company does not have enough shares of common stock authorized to be issued if all of the preferred shareholders and holders of prepaid warrants convert. Currently the Company is negotiating with certain of its holders to reduce the number of common shares to which these convert, however no assurances can be made that these negotiations will be successful.

Note E—Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

The Company has two reportable segments after the sale of Netplex Systems, Inc. which are:

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

The Company’s accounting policies for these segments are the same as those described in Note 2 - Summary of Significant Accounting Policies in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 and Note A, above. The Company evaluates the performance of its segments and allocates resources based on gross margin. Operating expenses, interest expense and income tax expense are not allocated to each segment. Inter-segment revenues are immaterial.

The table below presents information about segments used by the chief operating decision-maker of the Company as of and for the three months ended March 31, 2003 and 2002:

	Member Services	Business Services	Total
2003—Three months:
Revenues	$239	$71	$310
Gross profit	146	4	150
2002—Three months:
Revenues	$292	$308	$600
Gross profit	266	47	313

Total assets:
March 31, 2003:
Continuing	$1,007	$24	$1,031
Discontinued			—
Unallocated			49

Total			$1,080

March 31, 2002:
Continuing	$1,410	$186	$1,596
Discontinued			5,026
Unallocated			523

Total			$7,145

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

Results of Operations:

Three months ended March 31, 2003 compared to the three months ended March 31, 2002:

Revenue for the three months ended March 31, 2003 decreased $0.3 million or 48.3% to $0.3 million as compared to $0.6 million for the same period in 2002. Approximately $0.2 million of the decrease in revenue is attributed the Business Services segment and approximately $0.1 million of the decrease is attributed to the Member Services segment.

Revenue from consulting service contracts in the Member Services segment is recognized as the fees (net revenue) it charges to its members for providing its back office services as these services are provided. Gross billings, revenue and average fee percentage for the three month periods ended March 31, 2003 and 2002 is as follows:

	March 31, 2003	March 31, 2002
Gross Billings	$6.7	$6.7
Revenue (net basis)	$0.2	$0.3
Revenue % of Gross Billings	3.5%	4.3%

The Company believes the weakened U.S. economic conditions commencing in the fourth quarter of 2001 caused many of its customers to contract its contingent workforce in an effort to avoid or decrease the amount of internal downsizing required. This contraction has caused and continues to cause numerous MyBizOffice members to seek new assignments which inherently result in varying periods of non-billing.

Gross profit for the three months ended March 31, 2003 decreased $0.2 million or 52.1% to $0.1 million form $0.3 million for the comparable period in 2002 and the gross profit margin decreased from 52.2% in the three month period ended March 31, 2002 to 48.4% in the three month period ended March 31, 2003. This decline is primarily attributed to an increase in operations costs coupled with a decrease in the number of billing members. The gross profit and gross profit margins by segment were as follows:

	March 31, 2003	March 31, 2002
Gross Profit:
Member Services	$146	$266
Business Services	4	47

Total	$150	$313

Gross Margin
Member Services	61.1%	91.0%
Business Services	5.6%	15.2%

Total	48.4%	52.2%

Operating expenses include sales and marketing, facility, administration, IT and financial services. These operating expenses for the three month period ended March 31, 2003 decreased $0.3 million or 29.5% to $0.7 million from $1.0 million for the same period of 2002. Approximately, $150,000 of this decrease resulted from a reduction in personnel, $60,000 resulted from a reduction in depreciation expense as assets reached their depreciable life and $50,000 resulted from a reduction in professional fees.

No provision for income taxes was required for the three months ended March 31, 2003 or 2002 due to the generation of net losses.

Net loss for the three months ended March 31, 2003 was $0.5 million compared to $0.7 million in the same period of 2002, an decrease in net loss of $0.2 million or 25.6%. The components of this decrease in net loss are discussed above.

Liquidity and Capital Resources:

At March 31, 2003, the Company had cash and cash equivalents of $0.6 million.

In the three months ended March 31, 2003 the Company’s cash and cash equivalents decreased by $0.5 million which was primarily attributed to the $0.5 million loss for the period.

The Company has incurred significant losses from operations and has used cash in operations in each of the last five years. Management believes that additional capital will be needed in the near term to fund the operations and the Company’s existing obligations. In addition, as of March 31, 2003, the Company has a stockholders’ deficit of approximately $5.3 million and a working capital deficit of approximately $4.7 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

At March 31, 2003, there were approximately $446,000 of accrued dividends on the Company’s Class A, D and E Preferred Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item. The Company’s obligations under its line of credit are short-term in nature with an interest rate that approximates the market rate.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the fiscal quarter ended March 31, 2003, the Company filed no reports on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NETPLEX GROUP, INC. (Registrant)

DATE: May 14, 2003	/s/ GENE M. ZAINO
Gene M. Zaino Chairman of the Board (Principal Executive Officer)

DATE: May 14, 2003	/s/ PETER J. RUSSO
Peter J. Russo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

THE NETPLEX GROUP, INC.

AND SUBSIDIARIES

CERTIFICATIONS

I, Gene Zaino, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of The Netplex Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 14, 2003	/s/ GENE M. ZAINO
Gene M. Zaino Chairman of the Board (Principal Executive Officer)

THE NETPLEX GROUP, INC.

AND SUBSIDIARIES

CERTIFICATIONS

I, Peter Russo, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of The Netplex Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 14, 2003	/s/ PETER J. RUSSO
Peter J. Russo Executive Vice President and Chief Financial Officer (Principal Financial Officer)